Form 10KSB
period 1998-09-30
ENTITY INC
filed 2000-01-21
CIK 793041

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 1998
                        Commission file number 33-5203-D

                                THE ENTITY, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                                 MOONSTONE, INC.
                                 ---------------
                           (Prior Name of Registrant)

          Colorado                                84-0953839
          --------                                ----------
   (State of incorporation)                      (I.R.S. Employer
                                                 Identification No.)

             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(303) 422-8127

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes  No   X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                         Yes              X    No
                    -----               -------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1998: $0

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 1998: 81,400,000

                                     PART 1

Item 1.  Business

         Moonstone, Inc (the "Registrant" or the "Company") was incorporated under the laws of the State of Colorado on July 7, 1983 for the primary purpose of seeking acquisitions of businesses or properties, without limitation as to geographic location or type of business. The Company's initial activities were directed toward the acquisition of operating capital. The Company changed its name to The Entity, Inc. in 1991.

         On December 15, 1986, the Company completed a public offering (the "Offering") of 5,000,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Warrant to purchase a share of Common Stock. From this public offering, the Company received net proceeds of approximately $33,597.

         Since the completion of the Offering, the Company has not engaged in any operations nor has it generated any revenue. The Company has been engaged in the identification and evaluation of target business entities for possible acquisition.

Current Activities

         The Company is currently engaged, and for the next fiscal year intents to engage, in the continued identification and evaluation of target business entities and/or assets for possible acquisition.

Employees

         The Company has no full-time employees. Its officers, who represent the only part time employees, devote as much of their time as is necessary to conduct the Company's business.

         No business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year.

         The Company was inactive and presently does not participate in any industry segment. The Company had no material revenues, or operating profits or identifiable assets attributable to its industry segment.

         In December 1997, the shareholders elected three new directors. In 1997, Larry Carr acquired 34,574,000 shares of common stock from James D. Pauls in a levy and execution under a judgment and controls the Company through such shares.

         The Company is actively seeking acquisition candidates.

         The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

         The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

         General Business Plan

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to comply with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company have not conducted market research and are not aware of statistical acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

         Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

         Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the

         Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

         Employees

         The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Investment Company Act of 1940

         The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities.
         Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act provides the definition of an "investment company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         The  Company  intends  to  vigorously   resist   classification  as  an
         investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

         Certain Risks

         The Company's business is subject to numerous risk factors, including the following:

         No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

         Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

         Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the

         Company's business  and its  likelihood of  continuing operations.  See
         Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

         Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

         Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

         Disadvantages of Blank Check Companies. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

         Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Item 2.  Property

         The Company does not have any formal offices at year end. Records are maintained and mail received at 10200 W. 44th Avenue, Suite, Wheat Ridge, CO 80033. The Company owns no real property.

Item 3.  Legal Proceedings

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at September 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 23, 1997, a Special  Meeting of  Shareholders  was held, at
         which  new  directors  were  elected,   whose  names  and  biographical
         information are contained in Item III, Management.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                 1997                 High     Low
                           -------------             ------   ------

                           First quarter             *           *
                           Second quarter            *           *
                           Third quarter             *           *
                           Fourth quarter            *           *

                                 1996                 High      Low
                           -------------             ------   ------

                           First quarter             *           *
                           Second quarter            *           *
                           Third quarter             *           *
                           Fourth quarter            *           *

                                 1995                 High      Low
                           -------------             ------   ------

                           First quarter             *           *
                           Second quarter            *           *
                           Third quarter             *           *
                           Fourth quarter            *           *

* No quotations reported

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of September 30, 1998, there were 421 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition and Changes in Financial Condition

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in year ended September 30, 1998. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Results of Operations - Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         During the fiscal year ended September 30, 1998, the Company had no revenues, and in 1997, the Company had no revenues. In 1998, the Company incurred no expenses for operations. In 1997, the Company incurred no expenses. The Company had no profit or loss on operations in 1998 and in 1997 wrote off $14,240 in assets of ($14,240).

Item 7.  Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-7.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

                  Michael B. Johnson & Company, CPA's of Denver, Colorado was retained in 1998 as auditors for the Company for fiscal year 1998. Prior auditors for the Company were Michael B. Johnson & Co., P.C. of Denver for the fiscal years 1988.

         In connection with audits of most recent fiscal year and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past year contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
Section 16(a)

         The directors and executive officers of the Company as of September 30, 1998, are as follows:

          Name               Age         Position
------------------         ------       -------------

Larry Carr                   56         President and Director

Sharon Carr                  56         Secretary and Director

Chris Sanders                39         Vice President and Director

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Larry M. Carr, age 56, has been President and Director of the Company since 1997. He attended Loyola University from 1961- 63 and 1967-68 and attended Tarkio College from 1963-64. From 1989 to the present, he has been CEO and principal of Nursefinders Management Corporation From 1996 to the present, he has been CEO and principal of Computerized Healthcare Management Services, LLC. He has been Chairman of the Board of Northwest National Bank of Arlington since 1996. He has been Chairman of the Board of VSI Enterprises, Inc., a public company, since 1994.

         Sharon R. Carr, age 56, has been Secretary and Director since 1997. She received a Bachelors Degree from the University of Miami in 1965 and a Masters Degree from Roosevelt University in 1971. From 1989 to the present, she has been a Director and principal in Nursefinders Management Corporation and Computerized Healthcare Management Services, LLC.

         Christine Sanders, age 39, has been a Director since 1997. She received a BSN from Marquette University in 1982. From 1995 to the present, she has been President and COO of Nursefinders Management Corporation. From 1996 to the present, she has been President of Computerized Healthcare Management Services, LLC. From 1988 to the present, she has been Regional Vice President and Regional Director of Nursefinders, Inc.

Conflicts of Interest

         Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

         Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

         The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

         The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

         There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10.          Executive Compensation

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1998 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                         Awards

Name and                  Year          Salary          Bonus         Other Annual               Restricted            Securities
Principal                               ($)             ($)           Compensation               Stock                 Underlying
Position                                                              ($)                        Award(s)              Options/
                                                                                                 ($)                   SARs (#)
-------------------------

Larry Carr,               1996          0               0             0                          0                     0
President
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
Sharon                    1996          0               0             0                          0                     0
Carr,
Secretary
-------------------------
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
Christine                 1996          0               0             0                          0                     0
Sanders,
Vice
President
-------------------------
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ============= ==============  ============  =========================  ===================== =============


         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                                    DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)



                                    Cash Compensation                           Security Grants

Name                              Annual             Meeting           Consulting             Number          Number of
                                  Retainer           Fees              Fees/Other             of              Securities
                                  Fees ($)           ($)               Fees ($)               Shares          Underlying
                                                                                              (#)             Options/SARs(#)
A. All                            0                  0                 0                      0               0
Directors



Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of September 30, 1998, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock        Names and Address        Beneficial        Percent
Title of Class   of Beneficial Owner         Ownership        of Class
--------------   -------------------        ----------        --------
Common             Larry Carr               34,574,000          42%


                  Security Ownership of Certain Beneficial Owners and Management (Continued)

         The following table sets forth information, as of September 30, 1998, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock        Names and Address        Beneficial        Percent
Title of Class   of Beneficial Owner         Ownership        of Class
--------------   -------------------        ----------        ---------
Common            Larry Carr                34,574,000        42%

Common            Sharon Carr                        0        0%

Common            Christine Sanders                  0        0%

                  Officers and Directors as a group           42%

Item 12.          Certain Relationships and Related Transactions

         None.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:
                           None

                  2.       Exhibits:

                                      INDEX

                                                     Form 10-K
Regulation                                           Consecutive
S-K Number        Exhibit                            Page Number
----------        -------                            -----------

3.1               Articles of Incorporation          *Incorporated by reference
                                                     to Registration Statement

3.2               Bylaws                             *Incorporated by reference
                                                     to Registration Statement


27.1              Financial Data Schedule            EX-27.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                The Entity, Inc.
                                                (Registrant)

Date: December 20, 1999

                                                /s/ Larry Carr
                                                --------------------------------
                                                Larry Carr, President/Director


                                                /s/ Sharon Carr
                                                --------------------------------
                                                Sharon Carr, Secretary/Director


                                                Christine Sanders
                                                --------------------------------
                                                Christine Sanders, Director

                                THE ENTITY, INC.
                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999

                          INDEPENDENT AUDITORS' REPORT


To:      The Board of Directors
         The Entity, Inc.
         Denver, Colorado


We have audited the accompanying balance sheet of The Entity, Inc., as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has been dormant for many years and has lost or destroyed many of the financial records during this time. Due to loss records, we were unable to confirm the liabilities and stockholders' equity and accordingly do not express an opinion on these items.

As shown in the financial statements, the company incurred a net loss of $3,000 for 1999 and had incurred substantial losses in the prior years. At September 30, 1999, current liabilities exceed assets by $9,624. These factors indicate that the company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

In our opinion, except for the items mentioned above, the financial statements, referred to above, present fairly, in all material respects, the financial position of The Entity, Inc., as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Michael Johnson & Co.

Denver, Colorado
December 28, 1999




                                                 THE ENTITY, INC.
                                                   BALANCE SHEET
                                         FOR THE YEAR ENDED SEPTEMBER 30,



                                                                                                1999               1998
                                                                                                ----               ----
ASSETS:
Other Assets
TOTAL ASSETS                                                                                             $-                 $-
                                                                                          =================  =================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable                                                                                      4,624              4,624
Advance from Stockholders                                                                             5,000              2,000
                                                                                          -----------------  -----------------

Total Current Liabilities                                                                             9,624              6,624
                                                                                          -----------------  -----------------

Stockholders' Equity

Preferred Stock, ($.01) par value, 10,000,000                                                             -                  -
shares authorized, none issued and outstanding

Common Stock, (.0001) par value, 100,000,000                                                          8,140              8,140
shares authorized.  81,400,000 shares issued and
outstanding
Additional Paid-In Capital                                                                           53,610             53,610
Accumulated Deficit                                                                                (71,374)           (68,374)
                                                                                          -----------------  -----------------

Total Stockholders' Equity (Deficit)                                                                (9,624)            (6,624)
                                                                                          -----------------  -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                                 $-                 $-
                                                                                          =================  =================



     The accompanying notes are an integral part of this financial statement




                                                     THE ENTITY, INC.
                                                  STATEMENT OF OPERATIONS
                                             FOR THE YEAR ENDED SEPTEMBER 30,




                                                                    1999                        1998
                                                                    ----                        ----
REVENUES:

TOTAL REVENUES:                                                         $-                         $-
                                                       =========================== ==========================

EXPENSES:

Operational Expenses                                                (3,000)                          -
                                                       --------------------------- --------------------------

TOTAL EXPENSES                                                      (3,000)                          -
                                                       --------------------------- --------------------------

NET LOSS                                                           ($3,000)                         $-
                                                       =========================== ==========================



Net Loss Per share                                                   (0.01)                          -

Weighted Average Number of
Shares Outstanding                                              81,400,000                 81,400,000
                                                       =========================== ==========================



     The accompanying notes are an integral part of this financial statement




                                                     THE ENTITY, INC.
                                                   STOCKHOLDERS' EQUITY
                                                    SEPTEMBER 30, 1999



                                                                             Additional
                                                 Common Stock                Paid-In                Accum.
                                        Shares                 Amount        Capital                Deficit              Total
                                        ------                 ------        ----------             -------              -----
Balance 09/30/97                        81,400,000             $8,140            $53,610            ($68,374)             ($6,624)

Net Loss 09/30/98                                -                  -                  -                    -                    -
                                   ---------------------- ------------------ ---------------------  -------------------  -----------

Balance 09/30/98                        81,400,000              8,140             53,610             (68,374)              (6,624)

Net Loss 09/30/99                                -                  -                  -              (3,000)              (3,000)
                                   ---------------------- ------------------ ---------------------  -------------------  -----------

Balance 09/30/99                        81,400,000             $8,140            $53,610            ($71,374)             ($9,624)
                                   ====================== ================== =====================  ===================  ===========


     The accompanying notes are an integral part of this financial statement




                                                          THE ENTITY, INC.
                                                      STATEMENT OF CASH FLOWS
                                                  FOR THE YEAR ENDED SEPTEMBER 30,




                                                                         1999                     1998
                                                                         ----                     ----
OPERATING ACTIVITIES:

Net Loss                                                                 ($3,000)                     $-

Cash Used in Operating Activities

Increase in Advance from Stockholders                                      3,000                      -
                                                               -------------------------- ----------------------

Net Cash Used in Operating Activities                                          -                      -

Cash and cash equivalents at
Beginning of Year                                                              -                      -

Cash and cash equivalents at
End of Year                                                                   $-                     $-
                                                               ========================== ======================



Supplemental Disclosure of Cash Flows
  Information Cash Paid During the Year for:
  Interest                                                                     -                      -
  Income Taxes                                                                 -                      -


     The accompanying notes are an integral part of this financial statement

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND 1998


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  The following is a summary of The Entity, Inc. (Company) significant accounting policies:

                  Organizations

                  The Company was incorporated July 7, 1983 under the laws of Colorado under the name of Moonstone, Inc. for the primary purpose of seeking acquisitions of business or properties, without limitation as to geographic location or type of business. Moonstone, Inc., a publicly traded entity, merged with The Entity, Inc. Moonstone, Inc., the surviving entity after the merger, changed its name to The Entity, Inc.

                  On December 23, 1997, an application for Reinstatement and Corporate Report was approved and submitted after a special stockholders' meeting. Many of the corporate records have been lost or destroyed. Since the completion of the initial offering, the Company has not engaged in any operations nor has it generated any revenue. The Company has been engaged in the identification and evaluation of target business entities or assets for possible acquisition.

                  Cash and Cash Equivalents

                  For purpose of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts. The Company has no cash accounts at the present time.

                  Deferred Organization Expenses

                  Cost incurred in connection with the organization were charged to expenses using the straight-line method over 60 months.

                  Income Taxes

                  The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes," which requires a change from the deferred method to the assets and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                  At September 30, 1999, the Company had net operating loss carryforwards of approximately $71,370 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will expire at the end of 2002. There is no provision or benefit for income taxes in fiscal 1999.

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND 1998



NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
                  --------------------------------------------------

                  Use of Estimates in the Preparation of Financial Statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -          GOING CONCERN
                  -------------

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained an operation loss this year. As shown in the financial statements, the Company incurred a net loss of $3,000 for 1999 and had incurred net losses in the prior years. At September 30, 1999, current liabilities exceed current assets by $9,624. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations.