Form 10QSB
period 1999-12-31
ENTITY INC
filed 2000-06-15
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
December 31, 1999                                  33-5203-D



                                The Entity, Inc.

             (Exact name of registrant as specified in its charter)
                               Colorado 84-0953839
                               -------- ----------
                    (State of incorporation) (I.R.S. Employer
                               Identification No.)

             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Yes ____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       81,400,000 as of December 31, 1999



                                THE ENTITY, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                    December 31,       September 30,
                                                          1999                  1999
                                                          ----                  ----


Current Assets:

Cash and cash equivalents                                           $0                      $0


TOTAL ASSETS                                                        $0                      $0

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:


Accounts payable, related parties                               $9,624                  $9,624


Retained Earnings (deficit)                                   (71,374)                (71,374)


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $(0)                    $(0)


The accompanying notes are an integral part of the financial statements.



                                THE ENTITY, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                     Three Months Ending Dec.         Three Months Ending Dec.
                                                     31, 1999                         31, 1998

Revenue & interest                                         $0                               $0

Rent & Office                                              $0                               $0

Travel                                                     $0                               $0

Weighted average number of                         81,400,000                       81,400,000
common shares

The accompanying notes are an integral part of the financial statements.
                                       F-2




                                THE ENTITY, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                     Three Months          Three Months Ending
                                                           Ending                Dec. 31, 1998
                                                    Dec. 31, 1999

Cash flows from operating
activities:

Cash provided (used) by operating                              $0                           $0
activities

Cash at beginning of period                                    $0                           $0

Cash at end of period                                          $0                           $0


The accompanying notes are an integral part of the financial statements.
                                       F-3

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 1999



NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTE 2 -       GOING CONCERN

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained an operation loss this year. As shown in the financial statements, the Company incurred a net loss of $3,000 for 1999 and had incurred net losses in the prior years. At December 31, 1999, current liabilities exceed current assets by $9,624. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

               In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       -----------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company has experienced no expenses for the three month period in 1999 and 1998. The Company had no revenues for the period in 1999 or 1998. The Company had no profit or loss for the period in 1999 or 1998. The Company will continue to have no income and losses until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

               None

ITEM 2.    CHANGES IN SECURITIES

               None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

               None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.    OTHER INFORMATION

               None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                THE ENTITY, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE ENTITY, INC.



Date: June 11, 2000                     /s/Larry Carr
                                        ---------------------
                                        Larry Carr, President