Form 10QSB
period 2000-03-31
ENTITY INC
filed 2000-06-16
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
March 31, 2000                              33-5203-D



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

                         81,400,000 as of March 31, 2000



                                THE ENTITY, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                                                 March 31,          September 30,
                                                                  2000                  1999
                                                                  ----                  ----


Current Assets:

Cash and cash equivalents                                           $0                      $0





TOTAL ASSETS                                                      $ 0                     $ 0

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:


Accounts payable, related parties                               $9,624                  $9,624


Retained Earnings (deficit)                                   (71,374)                (71,374)


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $(0)                    $(0)


    The accompanying notes are an integral part of the financial statements.



                                THE ENTITY, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                      Six Months Ending March      Six Months Ending March 31,
                                                     31, 2000                             1999

Revenue & interest                                         $0                               $0



Rent & Office                                              $0                               $0

Travel                                                     $0                               $0



Weighted average number of                         81,400,000                       81,400,000
common shares

    The accompanying notes are an integral part of the financial statements.
                                       F-2



                                THE ENTITY, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                Six Months Ending            Six Months Ending
                                                   March 31, 2000               March 31, 1999

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


The accompanying notes are an integral part of the financial statements.
                                       F-3


                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

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

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000



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

NOTE 2 -       GOING CONCERN

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained an operation loss this year. As shown in the financial statements, the Company incurred net losses in the prior years. At March 5, 2000, current liabilities exceed current assets by $9,624. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

               In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2000
------------------------------------------------------

The Company has experienced no expenses for the three month period in 2000 and 1999. The Company had no revenues for the period in 2000 or 1999. The Company had no profit or loss for the period in 2000 or 1999. The Company will continue to have no income and losses until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

RESULTS OF OPERATION FOR SIX MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------

The Company has experienced no expenses for the six month period in 2000 and 1999. The company had no revenues for the period in 2000 or 1999. The Company had no profit or loss for the period in 2000 or 1999. The Company will continue to have no income and losses until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

               None

ITEM 2.    CHANGES IN SECURITIES

               None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

               None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

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