Form 10QSB
period 2000-06-30
ENTITY INC
filed 2000-08-28
CIK 793041

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2000


                         Commission file number 33-5203

                                THE ENTITY, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                84-0953839
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (303) 422-8127
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of June 30, 2000, 81,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

         The financial statements have been prepared by The Entity, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 1999, included in the Company's Form 10-KSB.




                                THE ENTITY, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                                                 June 30,             September 30,
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



                                THE ENTITY, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                      Three Months Ending June      Three Months Ending June 30,
                                                     30, 2000                             1999

Revenue & interest                                         $0                               $0



Rent & Office                                              $0                               $0

Travel                                                     $0                               $0



Weighted average number of                         81,400,000                       81,400,000
common shares

    The accompanying notes are an integral part of the financial statements.


                                THE ENTITY, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                      Nine Months Ending June      Nine Months Ending June 30,
                                                     30, 2000                             1999

Revenue & interest                                         $0                               $0



Rent & Office                                              $0                               $0

Travel                                                     $0                               $0



Weighted average number of                         81,400,000                       81,400,000
common shares

    The accompanying notes are an integral part of the financial statements.
                                       F-3



                                THE ENTITY, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                Nine Months Ending            Nine Months Ending
                                                   June 30, 2000               June 30, 1999

Cash flows from operating activities:

Cash provided (used) by operating                              $0                           $0
activities



Cash at beginning of period                                    $0                           $0



Cash at end of period                                          $0                           $0


The accompanying notes are an integral part of the financial statements.
                                       F-4


                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

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

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 2000



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

NOTE 2 -       GOING CONCERN

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained an operation loss this year. As shown in the financial statements, the Company incurred net losses in the prior years. At June 30, 2000, current liabilities exceed current assets by $9,624. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

               In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

Results of Operations for the Quarter Ended June 30, 2000
- ----------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2000 or 1999. The Company had no profit or loss on operations for the period in 2000 or 1999. There was no net profit or loss for the period.

Results of Operations for the Nine Month Period Ended June 30, 2000
- -------------------------------------------------------------------
     The Company had no revenue or operations for the nine month period ended June 30, 2000. The Company incurred no general and administrative expenses for the nine month period ended June 30, 2000 or 1999. The Company incurred no operating profit or loss for the nine month period ended June 30 in 2000 or 1999.

     The trend of operating losses can be expected to continue until and unless the company acquires or merges with a profitable business.

     (b) Liquidity and Capital Resources. At June 30, 2000, the Company had no cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

         (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third-parties.

         The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE ENTITY, INC.


Date:  August 25, 2000
                                                 /s/Larry Carr
                                                 ------------------
                                                    Larry Carr, President