Form 10KSB/A
period 1998-12-31
ENTITY INC
filed 2001-07-18
CIK 793041

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
Section 16(a)

         The directors and executive officers of the Company as of September 30, 1998, are as follows:

          Name               Age         Position
- ------------------         ------       -------------

Larry Carr                   56         President and Director

Sharon Carr                  56         Secretary and Director

Chris Sanders                39         Vice President and Director

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                         Awards

Name and                  Year          Salary          Bonus         Other Annual               Restricted            Securities
Principal                               ($)             ($)           Compensation               Stock                 Underlying
Position                                                              ($)                        Award(s)              Options/
                                                                                                 ($)                   SARs (#)
- -------------------------

Larry Carr,               1996          0               0             0                          0                     0
President
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
Sharon                    1996          0               0             0                          0                     0
Carr,
Secretary
- -------------------------
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
Christine                 1996          0               0             0                          0                     0
Sanders,
Vice
President
- -------------------------
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
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

      Stock        Names and Address        Beneficial        Percent
Title of Class   of Beneficial Owner         Ownership        of Class
- --------------   -------------------        ----------        --------
Common             Larry Carr               34,574,000          42%


                  Security Ownership of Certain Beneficial Owners and Management (Continued)

         The following table sets forth information, as of September 30, 1998, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock        Names and Address        Beneficial        Percent
Title of Class   of Beneficial Owner         Ownership        of Class
- --------------   -------------------        ----------        ---------
Common            Larry Carr                34,574,000        42%

Common            Sharon Carr                        0        0%

Common            Christine Sanders                  0        0%

                  Officers and Directors as a group           42%

Item 12.          Certain Relationships and Related Transactions

         None.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:
                           None

                  2.       Exhibits:

                                      INDEX

                                                     Form 10-K
Regulation                                           Consecutive
S-K Number        Exhibit                            Page Number
- ----------        -------                            -----------

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

Date: July 18, 2001

                                                /s/ Larry Carr
                                                --------------------------------
                                                Larry Carr, President/Director


                                                /s/ Sharon Carr
                                                --------------------------------
                                                Sharon Carr, Secretary/Director


                                                Christine Sanders
                                                --------------------------------
                                                Christine Sanders, Director

                                THE ENTITY, INC.
                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member A.I.C.P.A.                                      Fax:       (303) 796-0137
Colorado Society of C.P.A.'s




                          INDEPENDENT AUDITORS' REPORT


To:      The Board of Directors
         The Entity, Inc.
         Denver, Colorado


We have audited the accompanying balance sheet of The Entity, Inc., as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Entity, Inc. at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co.

Denver, Colorado
February 22, 2000




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