Form 10KSB
period 1999-12-31
ENTITY INC
filed 2001-07-25
CIK 793041

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 1999
                        Commission file number 33-5203-D

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

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                         Yes              X    No
                    -----               -------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1998: $0

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 1999: 81,400,000

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

         None in current fiscal year.

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

                                1999                 High     Low
                           -------------             ------   ------

                           First quarter             *           *
                           Second quarter            *           *
                           Third quarter             *           *
                           Fourth quarter            *           *


                                 1998                 High     Low
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

         As of September 30, 1999, there were 421 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition and Changes in Financial Condition

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in year ended September 30, 1999. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources. Liabilities exceeded assets by $9,624 at year end.

Results of Operations - Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

     During the fiscal year ended September 30, 1999, the Company had no revenues, and in 1998, the Company had no revenues. In 1999, the Company incurred $3,000 in audit expenses. In 1998, the Company incurred no expenses and had no profit or loss on operations. The Company had a loss on operations in 1999 of ($3,000).

Item 7.  Financial Statements and Supplementary Data

               Please refer to pages F-1 through F-7.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

     Michael B. Johnson & Company, CPA's, of Denver, Colorado continued as auditors for the Company for fiscal year 1999. Prior auditors for the Company were Michael B. Johnson & Co.,P.C. of Denver for the fiscal year 1998.

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

Item 10.          Executive Compensation

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                         Awards
                                            -------------------                         ------

Name and                  Year          Salary          Bonus         Other Annual               Restricted            Securities
Principal                               ($)             ($)           Compensation               Stock                 Underlying
Position                                                              ($)                        Award(s)              Options/
                                                                                                 ($)                   SARs (#)
- -------------------------

Larry Carr,               1997          0               0             0                          0                     0
President                 ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1999          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
Sharon Carr,
Secretary
- -------------------------
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1999          0               0             0                          0                     0
Christine
Sanders,
Vice
President
- -------------------------
                          1997          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1998          0               0             0                          0                     0
                          ------------- --------------  ------------  -------------------------  --------------------- -------------
                          1999          0               0             0                          0                     0
                          ============= ==============  ============  =========================  ===================== =============


         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                                    DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)



                                    Cash Compensation                           Security Grants
                                    -----------------                           ---------------

Name                              Annual             Meeting           Consulting             Number          Number of
                                  Retainer           Fees              Fees/Other             of              Securities
                                  Fees ($)           ($)               Fees ($)               Shares          Underlying
                                                                                              (#)             Options/SARs(#)
A. All                            0                  0                 0                      0               0
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

Item 12.          Certain Relationships and Related Transactions

     In 1999, a shareholder, Director, and President, Larry Carr, advanced $3,000 to the Company for audit expenses.

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

                                                The Entity, Inc.
                                                (Registrant)

Date: July 18, 2001

                                                /s/ Larry Carr
                                                --------------------------------
                                                Larry Carr, President/Director


                                                /s/ Sharon Carr
                                                --------------------------------
                                                Sharon Carr, Secretary/Director


                                                /s/Christine Sanders
                                                --------------------------------
                                                Christine Sanders, Director

                                THE ENTITY, INC.

                              FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED SEPTEMBER 30, 1999

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

MichaelB. Johnson C.P.A.                               Telephone: (303) 796-0099
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


/s/ Michael Johnson & Co.

Denver, Colorado
February 22, 2000


                                THE ENTITY, INC.
                                 BALANCE SHEET
                                 SEPTEMBER 30,






                                                                            1999                 1998
                                                                        --------------       --------------



ASSETS:

Other Assets

TOTAL ASSETS                                                                      $ -                  $ -
                                                                        ==============       ==============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable                                                              $ 4,624              $ 4,624
Adance from Stockholders'                                                       5,000                2,000
                                                                        --------------       --------------

Total Current Liabilities                                                       9,624                6,624
                                                                        --------------       --------------

Stockholders' Equity (Deficit)

Preferred Stock, ($ .01) par value, 10,000,000
shares authorized, none issued and outstanding                                      -                    -

Common Stock, (.0001) par value, 100,000,000
shares authorized, 81, 400,000  shares
issued and outstanding                                                          8,140                8,140
Additional Paid-In Capital                                                     53,610               53,610
Accumulated Deficit                                                           (71,374)             (68,374)
                                                                        --------------       --------------

Total Stockholders' Equity (Deficit)                                           (9,624)              (6,624)
                                                                        --------------       --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ -                  $ -
                                                                        ==============       ==============

The accompanying notes are an integral part of these financial statements.


                                THE ENTITY, INC.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED SEPTEMBER 30,



                                                                             1999                    1998
                                                                        ---------------         ----------------



REVENUES:                                                                          $ -                      $ -


EXPENSES:
Operational Expenses                                                            (3,000)                       -
                                                                        ---------------         ----------------
TOTAL EXPENSES                                                                  (3,000)                       -
                                                                        ---------------         ----------------

NET LOSS                                                                      $ (3,000)                     $ -
                                                                        ===============         ================





Net Loss Per Share                                                             $ (0.01)                     $ -
                                                                        ===============         ================

Weighted Average Number of
Shares Outstanding                                                          81,400,000               81,400,000
                                                                        ===============         ================

The accompanying notes are an integral part of these financial statements.

                                THE ENTITY, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICT)






                                                                                  Additional
                                                        Common Stock               Paid-In            Accum.
                                                  Shares           Amount          Capital           Deficit           Total
                                              ---------------  ---------------  ---------------   ---------------  ---------------


Balance - September 30, 1997                      81,400,000          $ 8,140         $ 53,610         $ (68,374)        $ (6,624)

Net Loss for year ended                                    -                -                -                 -                -
                                              ---------------  ---------------  ---------------   ---------------  ---------------
Balance  - September 30, 1998                     81,400,000            8,140           53,610           (68,374)          (6,624)
                                              ---------------  ---------------  ---------------   ---------------  ---------------

Net Loss for year ended                                    -                -                -            (3,000)          (3,000)
                                              ---------------  ---------------  ---------------   ---------------  ---------------
Balance - September 30, 1999                      81,400,000          $ 8,140         $ 53,610         $ (71,374)        $ (9,624)
                                              ===============  ===============  ===============   ===============  ===============

The accompanying notes are an integral part of these financial statements.

THE ENTITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30,






                                                                           1999                    1998
                                                                       -------------            ------------

Cash Flows from operating activities:
  Net Loss                                                                  $(3,000)                    $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Changes in working capital components
        Increase in Advance from Stockholders'                                3,000                       -
                                                                       -------------            ------------
                                                                       -------------            ------------
Net Cash Used in Operating Activities                                             -                       -
                                                                       -------------            ------------

Net increase (decrease) in cash                                                   -                       -

Cash and cash equivalents - Beginning of year                                     -                       -
                                                                       -------------            ------------

Cash and cash equivalents - End of year                                         $ -                     $ -
                                                                       =============            ============

The accompanying notes are an integral part of these financial statements.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                      For the Year ended September 30, 1999


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

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

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Cash and Cash Equivalents

         For purpose of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the certain reported amount and disclosures. Accordingly, actual results could differ from those estimates.

         Net earnings (loss) per share

         Net earnings (loss) per share has been computed by dividing net income
         (loss) by the weighted average number of common shares and equivalents outstanding.

         Income Taxes

         The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets an liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settle. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                      For the year ended September 30, 1999


NOTE 2 - Advance from Stockholders'

         The corporation's treasurer and another stockholder advanced the company for operations. These advances of $2,000 and $3,000 are unsecured, bear no interest, and due on demand.

NOTE 3  - Income Taxes:

         The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                  Deferred tax assets:
                  Net operating loss carryforwards   $71,374
                  Valuation allowance                (71,374)
                                                      --------
                  Net deferred tax assets            $     -
                                                     ============

         At September 30, 1999, the Company had net operating loss carryforwards of approximately $71,374 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2002.

NOTE 4 - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no assets and has sustained losses in the amount of $71,374.

         In view of these matters, the future success of the Company is likely dependent on its ability to attain additional capital through private and public funding, and ultimately upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.