Form 10KSB
period 2000-09-30
ENTITY INC
filed 2001-11-01
CIK 793041

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2000
                        Commission file number 33-5203-D

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

                       7609 Ralston Road, Arvada, CO 80002
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(303) 422-8127

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None
                                                 -----

                 Name of each exchange on which registered: N/A
                                                            ----

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

                      Yes   X          No
                          ------          -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                  Yes  X                No
                     -----                 -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2000:  $0

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2000: 81,400,000

                                     PART 1

Item 1.  Business

         Moonstone, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Colorado on July 7, 1983 for the primary purpose of seeking acquisitions of businesses or properties, without limitation as to geographic location or type of business. The Company's initial activities were directed toward the acquisition of operating capital. The Company changed its name to The Entity, Inc. in 1991.

         On December 15, 1986, the Company completed a public offering (the "Offering") of 5,000,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Warrant to purchase a share of Common Stock. From this public offering, the Company received net proceeds of approximately $33,597.

         Since the completion of the Offering, the Company has not engaged in any successful operations nor has it generated any significant revenue. The Company is now engaged in the identification and evaluation of target business entities for possible acquisition.

Current Activities
------------------

         The Company is currently engaged, and for the next fiscal year intents to engage, in the continued identification and evaluation of target business entities and/or assets for possible acquisition.

Employees
---------

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

         Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well- financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

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

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

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

Item 2.  Property
         --------

         The Company does not have any formal offices at year end. Records are maintained and mail received at 7609 Ralston Road, Arvada, CO 80002. The Company owns no real property.

Item 3.  Legal Proceedings
         -----------------

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None in year reported.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                 2000                 High     Low
                           -------------             ------   -----

                           First quarter             *                 *
                           Second quarter            *                 *
                           Third quarter             *                 *
                           Fourth quarter            *                 *

                                 1999                 High      Low
                           ------------              ------    -----

                           First quarter             *                 *
                           Second quarter            *                 *
                           Third quarter             *                 *
                           Fourth quarter            *                 *

                                 1998                 High      Low
                           ------------              ------    -----

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

         As of September 30, 2000, there were 404 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Changes in Financial Condition
------------------------------------------------------

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in year ended September 30, 2000. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Results of  Operations - Year Ended  September  30, 2000  Compared to Year Ended
--------------------------------------------------------------------------------
September 30, 1999
------------------

         During the fiscal year ended September 30, 2000, the Company had no revenues, and in 1999, the Company had no revenues. In 2000, the Company incurred $2000 expenses for audit costs. In 1999, the Company incurred expenses of $3000 for audit costs. The Company had a loss on operations in 2000 of ($2000) and in 1999 a loss of ($3000). Loss per share was nominal each year.

Item 7.  Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-8.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure

                  Michael B. Johnson & Company, CPA's of Denver, Colorado was retained in 1998 as auditors for the Company for fiscal year
1998 and thereafter.  Prior auditors for the Company were Michael
B. Johnson & Co., P.C. of Denver for the fiscal year 1988.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
Section 16(a)
-------------

         The directors and executive officers of the Company as of September 30, 2000, are as follows:

          Name               Age                Position
-----------------          -------              -------------------

Larry Carr                   60               President and Director

Sharon Carr                  61               Secretary and Director

Chris Sanders                45               Vice President and Director

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Larry M. Carr, age 60, has been President and Director of the Company since 1997. He attended Loyola University from 1961-63 and 1967-68 and attended Tarkio College from 1963-64. From 1989 to the present, he has been CEO and principal of Nursefinders Management Corporation From 1996 to the present, he has been CEO and principal of Computerized Healthcare Management Services, LLC. He has been Chairman of the Board of Northwest National Bank of Arlington since 1996. He has been Chairman of the Board of VSI Enterprises, Inc., a public company, since 1994.

         Sharon R. Carr, age 61, has been Secretary and Director since 1997. She received a Bachelors Degree from the University of Miami in 1965 and a Masters Degree from Roosevelt University in 1971. From 1989 to the present, she has been a Director and principal in Nursefinders Management Corporation and Computerized Healthcare Management Services, LLC.

         Christine Sanders, age 45, has been a Director since 1997. She received a BSN from Marquette University in 1982. From 1995 to the present, she has been President and COO of Nursefinders Management Corporation. From 1996 to the present, she has been President of Computerized Healthcare Management Services, LLC. From 1988 to the present, she has been Regional Vice President and Regional Director of Nursefinders, Inc.

Conflicts of Interest
---------------------

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

Item 10. Executive Compensation
         ----------------------

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2000 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                     ----------------------------------------

                                            Annual Compensation                         Awards

Name and                  Year          Salary          Bonus         Other Annual               Restricted            Securities
Principal                               ($)             ($)           Compensation               Stock                 Underlying
Position                                                              ($)                        Award(s)              Options/
                                                                                                 ($)                   SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Larry Carr,               2000          0               0             0                          0                     0
President                 1999          0               0             0                          0                     0
                          1998          0               0             0                          0                     0
------------------------------------------------------------------------------------------------------------------------------------
Sharon                    2000          0               0             0                          0                     0
Carr,                     1999          0               0             0                          0                     0
Secretary                 1998          0               0             0                          0                     0
------------------------------------------------------------------------------------------------------------------------------------
Christine                 2000          0               0             0                          0                     0
Sanders,                  1999          0               0             0                          0                     0
Vice                      1998          0               0             0                          0                     0
President
====================================================================================================================================


         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                      Cash Compensation                           Security Grants

Name                Annual             Meeting           Consulting             Number          Number of
                    Retainer           Fees              Fees/Other             of              Securities
                    Fees ($)           ($)               Fees ($)               Shares          Underlying
                                                                                (#)             Options/SARs(#)
------------------  -----------------  ----------------  ---------------------  --------------  -----------------------
A. All              0                  0                 0                      0               0
Directors

==================  =================  ================  =====================  ==============  =======================

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of September 30, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock        Names and Address        Beneficial        Percent
Title of Class   of Beneficial Owner         Ownership        of Class
-------------- ---------------------        -----------       --------

*Common                Larry Carr            34,574,000           42%


         The following table sets forth information, as of September 30, 1998, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock        Names and Address            Beneficial        Percent
Title of Class     of Beneficial Owner          Ownership         of Class
--------------     ---------------------        -----------       --------

Common            Larry Carr*                   34,574,000        42%

Common            Sharon Carr*                       0             0%

Common            Christine Sanders                  0             0%

*                 Officers and Directors as a group               42%

Item 12. Certain Relationships and Related Transactions

             None.


*Note: Sharon Carr and Larry Carr are husband and wife.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

          The following documents are filed as part of this report:

          1.       Reports on Form 8-K:
                   None

          2.       Exhibits:
                   None



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

                                             The Entity, Inc.
                                             (Registrant)

Date: October 22, 2001

                                             /s/ Larry Carr
                                             -----------------------------------
                                             Larry Carr, President/Director


                                             /s/ Sharon Carr
                                             -----------------------------------
                                             Sharon Carr, Secretary/Director


                                             /s/ Christine Sanders
                                             -----------------------------------
                                             Christine Sanders, Director

                                THE ENTITY, INC.

                              Financial Statements
                     Years Ended September 30, 2000 and 1999

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
The Entity, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of The Entity, Inc., as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Entity, Inc. at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, conditions exist which raise substantial doubt about the Company `s ability to continue a going concern unless it is able to generate sufficient cash flows to meet its obligation and sustain its operations. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Michael Johnson & Co., LLC
Denver, Colorado
August 2, 2001

                                THE ENTITY, INC.
                                 BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999

                                                                            2000                 1999
                                                                        --------------       --------------
ASSETS:

Other Assets

TOTAL ASSETS                                                                      $ -                  $ -
                                                                        ==============       ==============
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                              $ 4,624              $ 4,624
Adances from Stockholders'                                                      7,000                5,000
                                                                        --------------       --------------

Total Current Liabilities                                                      11,624                9,624
                                                                        --------------       --------------
Stockholders' Deficit

Preferred Stock, $ .01 par value, 10,000,000
 shares authorized, none issued and outstanding                                     -                    -
Common Stock, $.0001 par value, 100,000,000 shares
 authorized, 81,400,000 shares issued and outstanding                           8,140                8,140
Additional Paid-In Capital                                                     53,610               53,610
Accumulated Deficit                                                           (73,374)             (71,374)
                                                                        --------------       --------------

Total Stockholders' Deficit                                                   (11,624)              (9,624)
                                                                        --------------       --------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                         $ -                  $ -
                                                                        ==============       ==============



   The accompanying notes are an integral part of these financial statements.

                                THE ENTITY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND 1999


                                             2000                    1999
                                        ---------------         ----------------



REVENUES:                                          $ -                      $ -


EXPENSES:
Operational Expenses                             2,000                    3,000
                                        ---------------         ----------------
TOTAL EXPENSES                                   2,000                    3,000
                                        ---------------         ----------------

NET LOSS                                       $ 2,000                 $ (3,000)
                                        ===============         ================





Net Loss Per Share                           $(0.00001)               $(0.00001)
                                        ===============         ================

Weighted Average Number of
Shares Outstanding                          81,400,000               81,400,000
                                        ===============         ================


   The accompanying notes are an integral part of these financial statements.


                                                THE ENTITY, INC.
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Additional
                                                         Common Stock               Paid-In         Accumulated
                                              ----------------------------------
                                                  Shares           Amount           Capital          Deficit           Total
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 1997                      81,400,000          $ 8,140          $ 53,610        $ (68,374)        $ (6,624)

Net Loss for year ended                                    -                -                 -                -                -
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance  - September 30, 1998                     81,400,000            8,140            53,610          (68,374)          (6,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net Loss for year ended                                    -                -                 -           (3,000)          (3,000)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 1999                      81,400,000            8,140            53,610          (71,374)          (9,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net Loss for year ended                                    -                -                 -           (2,000)          (2,000)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 2000                      81,400,000            8,140            53,610          (73,374)         (11,624)
                                              ===============  ===============   ===============  ===============  ===============


   The accompanying notes are an integral part of these financial statements.


                                        THE ENTITY, INC.
                                    STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                        INDIRECT METHOD



                                                                           2000                    1999
                                                                       -------------            ------------

Cash Flows from Operating Activities:
  Net Loss                                                                  $(2,000)                $(3,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Changes in assets and liabilities:
        Increase in Accounts Payable                                              -                       -
                                                                       -------------            ------------
Net Cash Used in Operating Activities                                        (2,000)                 (3,000)
                                                                       -------------            ------------

Cash Flows from Financing Activities:
 Advances from Stockholders                                                   2,000                   3,000
                                                                       -------------            ------------
Net Cash Provided by Financing Activities                                     2,000                   3,000
                                                                       -------------            ------------

Net increase (decrease) in cash                                                   -                       -

Cash and cash equivalents - Beginning of year                                     -                       -
                                                                       -------------            ------------

Cash and cash equivalents - End of year                                         $ -                     $ -
                                                                       =============            ============




Supplemental Disclosure of Cash Flows Information
     Cash Paid During the Year for:
       Interest                                                                 $ -                     $ -
                                                                       =============            ============
       Income Taxes                                                             $ -                     $ -
                                                                       =============            ============


   The accompanying notes are an integral part of these financial statements.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                               September 30, 2000


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

         The Company was incorporated July 7, 1983 under the laws of Colorado for the primary purpose of seeking acquisitions of business or properties, without limitation as to geographic location or type of business. The Articles of Incorporation and Bylaws were amended when Moonstone, Inc. a publicly traded entity, merged with The Entity, Inc. Moonstone the surviving entity, soon thereafter changed its name to The Entity, Inc.

         On December 23, 1997, for application for Reinstatement and Corporate Report was approve in a special meeting of stockholders'. The Company authorized transfer agent Securities Transfer has closed the company files.

         On December 23, 1997, an application for Reinstatement and Corporate Report was approved and submitted by stockholders meeting.

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

         Income Taxes

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the assets and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                               September 30, 2000


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

         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.


NOTE 2 - Advance from Stockholders'

         The corporation's Treasurer advanced the company $ 2,000 on May 12, 1988. These funds are due on demand. Debt is still owed per audit date. In 1999 and 2000, an additional $5,000 was paid by stockholder for audit fees for 1999 and 1998.


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

                  Deferred tax assets:
                  Net operating loss carryforwards   $ 73,374
                  Valuation allowance                 (73,374)
                                                      --------
                  Net deferred tax assets            $      -
                                                     =========

         At September 30, 2000, the Company had net operating loss carryforwards of approximately $73,374 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2001.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                               September 30, 2000


NOTE 4 - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained an operational loss this year. As shown in the financial statements, the Company incurred a net loss of $2,000 for 2000 and had incurred net losses in the prior years. At September 30, 2000, current liabilities exceed current assets by $11,624. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations.