Form 10QSB
period 2000-12-31
ENTITY INC
filed 2001-11-01
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


        For Quarter Ended                           Commission File Number
        -----------------                           ----------------------
        December 31, 2000                           33-5203-D



                                The Entity, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                       84-0953839
          --------                                       ----------
 (State of incorporation)                               (I.R.S. Employer
                                                        Identification No.)

                       7609 Ralston Road, Arvada, CO 80002
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 422-8127
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes   X          No
                               -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       81,400,000 as of December 31, 2000

                                THE ENTITY, INC.

                              Financial Statements
               For the Three Month Period Ended December 31, 2000

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
The Entity, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of December 31, 2000 and the related statements of operations for the three month period ended December 31, 2000 and 1999, and the cash flows for the three month period ended December 31, 2000 and 1999 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
September 24, 2001


                                THE ENTITY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                    December 31,     September 30,
                                                                    2000                2000
                                                                 ------------        ------------
ASSETS:

Current Assets:
  Cash                                                                   $ -                 $ -
                                                                 ------------        ------------

TOTAL ASSETS                                                             $ -                 $ -
                                                                 ============        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                   $ 4,624             $ 4,624
  Advances from Stockholders                                           7,000               7,000
                                                                 ------------        ------------

TOTAL CURRENT LIABILITIES                                             11,624              11,624
                                                                 ------------        ------------

Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 81,400,000 shares issued and
    outstanding                                                        8,140               8,140
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, non issued and outstanding                           -                   -
  Additional paid-in capital                                          53,610              53,610
  Accumulated Deficit                                                (73,374)            (73,374)
                                                                 ------------        ------------

Total Stockholders' Deficit                                          (11,624)            (11,624)
                                                                 ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ -                 $ -
                                                                 ============        ============


                        See accountant's review report.

                                THE ENTITY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended
                                                     December 31,
                                               ------------------------
                                               2000                1999
                                               ----                ----

INCOME                                               $ -                 $ -


OPERATING EXPENSES:
General and Administrative                             -                   -
                                          ---------------     ---------------
Total Operating Expenses                               -                   -
                                          ---------------     ---------------
Net Loss from Operations                             $ -                 $ -
                                          ===============     ===============

Weighted average number of
  shares outstanding                          81,400,000          81,400,000

Net Loss Per Share                                   $ -                 $ -
                                          ===============     ===============


                        See accountant's review report.



                                                THE ENTITY, INC.
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                  (Unaudited)


                                                                            Additional
                                              Common Stock                    Paid-In        Accumulated
                                                Shares         Amount         Capital          Deficit           Totals

Balance -  September 30, 1999                   81,400,000       $ 8,140         $53,610         $ (71,374)        $ (9,624)

Net loss for year                                        -             -               -            (2,000)          (2,000)
                                                ----------       -------         -------         ----------      -----------
Balance - September 30, 2000                    81,400,000         8,140          53,610           (73,374)         (11,624)
                                                ----------       -------         -------         ----------      -----------
Net loss for period                                      -             -               -                 -                -
                                                ----------       -------         -------         ----------      -----------
Balance - December 31, 2000                     81,400,000       $ 8,140         $53,610         $ (73,374)       $ (11,624)
                                                ----------       -------         -------         ----------      -----------



                        See accountant's review report.



                                  THE ENTITY, INC.
                              STATEMENTS OF CASH FLOWS
                                  Indirect Method
                                    (Unaudited)

                                                                      Three Months Ended
                                                                         December 31,
                                                                    2001                2000
                                                                  --------            --------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                               $ -               $ -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                           -                 -
                                                              -----------------     -------------
                                                                             -                 -
                                                              -----------------     -------------
Net Cash Used in Operating Activities                                        -                 -
                                                              -----------------     -------------
Cash Flow From Financing Activities:
  Advances from Stockholders                                                 -                 -
  Issuance of Common Stock                                                   -                 -
                                                              -----------------     -------------
  Net Cash Provided By Financing Activites                                   -                 -
                                                              -----------------     -------------
Increase (Decrease) in Cash                                                  -                 -

Cash and Cash Equivalents - Beginning of period                              -                 -
                                                              -----------------     -------------
Cash and Cash Equivalents - End of period                                  $ -               $ -
                                                              =================     =============

Supplemental Cash Flow Information:
  Interest paid                                                            $ -               $ -
                                                              =================     =============
  Taxes paid                                                               $ -               $ -
                                                              =================     =============




                        See accountant's review report.

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2000, and the results of operations for the three months ended December 31, 2000 and 1999, and cash flows for the three months ended December 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2000
---------------------------------------------------------

The Company had no revenues from operations in the period in 2000 or 1999. The Company incurred no expenses in the period in 2000 or 2001 and had no profit or loss on operations or profit or loss per share.


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



                                        THE ENTITY, INC.



Date: October 22, 2001                  /s/Larry Carr
                                        -----------------------------
                                        Larry Carr, President