Form 10QSB
period 2001-03-31
ENTITY INC
filed 2001-11-01
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
March 31, 2001                                       33-5203-D



                                The Entity, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                       84-0953839
         --------                                       ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                       7609 Ralston Road, Arvada, CO 80002
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (303)422-8127
                                                            -------------


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

                         81,400,000 as of March 31, 2001

                                THE ENTITY, INC.

                              Financial Statements
                  For the Six Month Period Ended March 31, 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
The Entity, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of March 31, 2001 and the related statements of operations for the three months and six months period ended March 31, 2001 and 2000, and the cash flows for the six month period ended March 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
September 24, 2001



                                THE ENTITY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                  March 31,          September 30,
                                                                    2001                2000
                                                                 ------------        ------------
ASSETS:

Current Assets:
  Cash                                                                   $ -                 $ -
                                                                 ------------        ------------

TOTAL ASSETS                                                             $ -                 $ -
                                                                 ============        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                   $ 4,624             $ 4,624
  Advances from Stockholders                                           7,000               7,000
                                                                 ------------        ------------

TOTAL CURRENT LIABILITIES                                             11,624              11,624
                                                                 ------------        ------------

Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 81,400,000 shares issued and
    outstanding                                                        8,140               8,140
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, none issued and outstanding                          -                   -
  Additional paid-in capital                                          53,610              53,610
  Accumulated deficit                                                (73,374)            (73,374)
                                                                 ------------        ------------

Total Stockholders' Deficit                                          (11,624)            (11,624)
                                                                 ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ -                 $ -
                                                                 ============        ============



                        See accountant's review report.



                                             THE ENTITY, INC.
                                        STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                  Three Months Ended                         Six Months Ended
                                                      March 31,                                  March 31,
                                               2001                2000                   2001               2000
                                               ------------------------                   -----------------------

INCOME                                                $ -                $ -                    $ -                $ -


OPERATING EXPENSES:
General and Administrative                              -                  -                      -                  -
Total Operating Expenses                                -                  -                      -                  -

Net Loss from Operations                              $ -                $ -                    $ -                $ -
                                          ================    ===============        ===============    ===============

Weighted average number of
  shares outstanding                           81,400,000         81,400,000             81,400,000         81,400,000

Net Loss Per Share                                    $ -                $ -                    $ -                $ -
                                          ================    ===============        ===============    ===============



                        See accountant's review report.



                                                THE ENTITY, INC.
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                  (Unaudited)


                                                                                   Additional
                                                     Common Stock                    Paid-In        Accumulated
                                                       Shares         Amount         Capital          Deficit           Totals
                                                   ---------------  ------------  --------------  ----------------  ---------------

Balance - September 30, 1999                           81,400,000       $ 8,140         $53,610         $ (71,374)        $ (9,624)

Net loss for year                                               -             -               -            (2,000)          (2,000)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2000                           81,400,000         8,140          53,610           (73,374)         (11,624)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for period                                             -             -               -                 -                -
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - March 31, 2001                               81,400,000       $ 8,140         $53,610         $ (73,374)       $ (11,624)
                                                   ===============  ============  ==============  ================  ===============


                        See accountant's review report.


                                THE ENTITY, INC.
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)






                                                                        Six Months Ended
                                                                             March 31,
                                                                    2001                2000
                                                                --------------------------------
Cash Flows From Operating Activities:
  Net (Loss)                                                               $ -               $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                           -                 -
                                                                             -                 -
Net Cash Used in Operating Activities                                        -                 -

Cash Flow From Financing Activities:
  Advances from Stockholders                                                 -                 -
  Issuance of Common Stock                                                   -                 -
  Net Cash Provided By Financing Activites                                   -                 -

Increase (Decrease) in Cash                                                  -                 -

Cash and Cash Equivalents - Beginning of period                              -                 -

Cash and Cash Equivalents - End of period                                  $ -               $ -
                                                              =================     =============

Supplemental Cash Flow Information:
  Interest paid                                                            $ -               $ -
                                                              =================     =============
  Taxes paid                                                               $ -               $ -
                                                              =================     =============



                        See accountant's review report.

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months and six months ended March 31, 2001 and 2000, and cash flows for the six months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred no expenses in the period in 2001 or 2000 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD ENDED MARCH 31, 2000

The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred no expenses in the period in 2001 or 2000 and had no profit or loss on operations or profit or loss per share.


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