Form 10QSB
period 2001-12-31
ENTITY INC
filed 2002-03-27
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
December 31, 2001                                    33-5203-D



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

                       Yes                  No   X
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       81,400,000 as of December 31, 2001

                                THE ENTITY, INC.

                              Financial Statements
               For the Three Month Period Ended December 31, 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s













           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
The Entity, Inc.
Arvada, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of December 31, 2001 and the related statements of operations for the three month period ended December 31, 2001 and 2000, and the cash flows for the three months ended December 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
March 14, 2002


                                THE ENTITY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                    December 31,     September 30,
                                                                    2001                2001
                                                                 ------------        ------------
ASSETS:

Current Assets:
  Cash                                                                   $ -                 $ -
                                                                 ------------        ------------

TOTAL ASSETS                                                             $ -                 $ -
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                  $ 11,352            $ 11,352
  Advances from shareholders                                           8,500               8,500
                                                                 ------------        ------------

TOTAL CURRENT LIABILITIES                                             19,852              19,852
                                                                 ------------        ------------

Stockholders' Deficit:
  Preferred Stock, $.01 par value, 10,000,000
   shares authorized, none issued and outstanding                          -                   -
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 81,400,000 shares issued and
    outstanding                                                        8,140               8,140
  Additional paid-in capital                                          53,610              53,610
  Accumulated deficit                                                (81,602)            (81,602)
                                                                 ------------        ------------

Total Stockholders' Deficit                                          (19,852)            (19,852)
                                                                 ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ -                 $ -
                                                                 ============        ============



                        See accountant's review report.



                                             THE ENTITY, INC.
                                        STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                  Three Months Ended
                                                     December 31,
                                               2001                2000
                                               ------------------------

INCOME                                                $ -                $ -


OPERATING EXPENSES:
General and Administrative                              -                  -
Total Operating Expenses                                -                  -

Net Loss from Operations                              $ -                $ -
                                          ================    ===============

Weighted average number of
  shares outstanding                           81,400,000         81,400,000

Net Loss Per Share                                    $ -                $ -
                                          ================    ===============



                        See accountant's review report.



                                                THE ENTITY, INC.
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                  (Unaudited)


                                                                                   Additional
                                                     Common Stock                    Paid-In        Accumulated
                                                       Shares         Amount         Capital          Deficit           Totals
                                                   ---------------  ------------  --------------  ----------------  ---------------

Balance - September 30, 1999                           81,400,000       $ 8,140         $53,610         $ (71,374)        $ (9,624)

Net loss for year                                               -             -               -            (2,000)          (2,000)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2000                           81,400,000         8,140          53,610           (73,374)         (11,624)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for period                                             -             -               -            (8,228)          (8,228)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2001                           81,400,000       $ 8,140         $53,610         $ (81,602)       $ (19,852)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for period                                             -             -               -                 -                -
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - December 31, 2001                            81,400,000       $ 8,140         $53,610         $ (81,602)       $ (19,852)
                                                   ===============  ============  ==============  ================  ===============


                        See accountant's review report.


                                THE ENTITY, INC.
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)






                                                                       Three Months Ended
                                                                           December 31,
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

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.   Presentation of Interim Information

     In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2001, and the results of operations for the three months ended December 31, 2001 and 2000, and cash flows for the three months ended December 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2001.

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



                                         THE ENTITY, INC.



Date: March 27, 2001                     /s/ Larry Carr
                                         -----------------------------
                                         Larry Carr, President