Form 10KSB
period 2001-09-30
ENTITY INC
filed 2002-03-28
CIK 793041

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2001
                        Commission file number 33-5203-D

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2001:  $0

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2001: 81,400,000

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

                                 2001                 High     Low
                           -------------             ------   -----

                           First quarter             *          *
                           Second quarter            *          *
                           Third quarter             *          *
                           Fourth quarter            *          *

                                 2000                 High      Low
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

         As of September 30, 2001, there were 404 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Changes in Financial Condition
------------------------------------------------------

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in year ended September 30, 2001. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Results of  Operations - Year Ended  September  30, 2001  Compared to Year Ended
--------------------------------------------------------------------------------
September 30, 2000
------------------

         During the fiscal year ended September 30, 2001, the Company had no revenues, and in 2000, the Company had no revenues. In 2001, the Company incurred $8,228 in expenses. In 1999, the Company incurred expenses of $2000 for audit costs. The Company had a loss on operations in 2001 of ($8228) and in 2000 a loss of ($2000). Loss per share was nominal each year.


Liquidity and Capital Resources
-------------------------------

     The Company is unable to carry out any plan of business without funding. The Company cannot prdict to what extent its current lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

     The Company estimates it will require $10,000 to $15,000 to cover legal, accounting, transfer, and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of $10,000 to $15,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

        The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

NEED FOR ADDITIONAL FINANCING

        The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

        Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.


                               PLAN OF OPERATIONS

        The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchase or sales of fixed assets which would occur in the next twelve months.

        The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months. However, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

        The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

        There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $366,906, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

        Management hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

Item 7.  Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-7.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure

        None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
Section 16(a)
-------------

         The directors and executive officers of the Company as of September 30, 2000, are as follows:

          Name               Age                Position
-----------------          -------              -------------------

Larry Carr                   61               President and Director

Sharon Carr                  62               Secretary and Director

Chris Sanders                46               Vice President and Director

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

      Larry M. Carr, age 61, has been President and Director of the Company since 1997. He attended Loyola University from 1961-63 and 1967-68 and attended Tarkio College from 1963-64. From 1989 to the present, he has been CEO and principal of Nursefinders Management Corporation From 1996 to the present, he has been CEO and principal of Computerized Healthcare Management Services, LLC. He has been Chairman of the Board of Northwest National Bank of Arlington since 1996. He has been Chairman of the Board of VSI Enterprises, Inc., a public company, since 1994.

         Sharon R. Carr, age 62, has been Secretary and Director since 1997. She received a Bachelors Degree from the University of Miami in 1965 and a Masters Degree from Roosevelt University in 1971. From 1989 to the present, she has been a Director and principal in Nursefinders Management Corporation and Computerized Healthcare Management Services, LLC.

         Christine Sanders, age 46, has been a Director since 1997. She received a BSN from Marquette University in 1982. From 1995 to the present, she has been President and COO of Nursefinders Management Corporation. From 1996 to the present, she has been President of Computerized Healthcare Management Services, LLC. From 1988 to the present, she has been Regional Vice President and Regional Director of Nursefinders, Inc.

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

Item 10. Executive Compensation
         ----------------------

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2001 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. No cash bonuses were or are to be paid to such persons.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                     ----------------------------------------

                                            Annual Compensation                         Awards

Name and                  Year          Salary          Bonus         Other Annual               Restricted            Securities
Principal                               ($)             ($)           Compensation               Stock                 Underlying
Position                                                              ($)                        Award(s)              Options/
                                                                                                 ($)                   SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Larry Carr,               2001          0               0             0                          0                     0
President                 2000          0               0             0                          0                     0
                          1999          0               0             0                          0                     0
------------------------------------------------------------------------------------------------------------------------------------
Sharon                    2001          0               0             0                          0                     0
Carr,                     2000          0               0             0                          0                     0
Secretary                 1999          0               0             0                          0                     0
------------------------------------------------------------------------------------------------------------------------------------
Christine                 2001          0               0             0                          0                     0
Sanders,                  2000          0               0             0                          0                     0
Vice                      1999          0               0             0                          0                     0
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

Date: March 27, 2002

                                             /s/ Larry Carr
                                             -----------------------------------
                                             Larry Carr, President/Director


                                             /s/ Sharon Carr
                                             -----------------------------------
                                             Sharon Carr, Secretary/Director


                                             /s/ Christine Sanders
                                             -----------------------------------
                                             Christine Sanders, Director

                                THE ENTITY, INC.

                              Financial Statements
                     Years Ended September 30, 2001 and 2000

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
The Entity, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of The Entity, Inc., as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Entity, Inc. at September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, conditions exist which raise substantial doubt about the Company `s ability to continue a going concern unless it is able to generate sufficient cash flows to meet its obligation and sustain its operations. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Michael Johnson & Co., LLC.
Denver, Colorado
March 10, 2002



                                THE ENTITY, INC.
                                 Balance Sheets
                          September 30, 2001 and 2000


                                                                            2001                 2000
                                                                        --------------       --------------
ASSETS:

Other Assets

TOTAL ASSETS                                                                      $ -                  $ -
                                                                        ==============       ==============


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                             $ 11,352              $ 4,624
Advances from Stockholders'                                                     8,500                7,000
                                                                        --------------       --------------

Total Current Liabilities                                                      19,852               11,624
                                                                        --------------       --------------

Stockholders' Deficit

Preferred Stock, $ .01 par value, 10,000,000
 shares authorized, none issued and outstanding                                     -                    -
Common Stock, $.0001 par value, 100,000,000 shares
 authorized, 81,400,000 shares issued and outstanding                           8,140                8,140
Additional Paid-In Capital                                                     53,610               53,610
Accumulated Deficit                                                           (81,602)             (73,374)
                                                                        --------------       --------------

Total Stockholders' Deficit                                                   (19,852)             (11,624)
                                                                        --------------       --------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                         $ -                  $ -
                                                                        ==============       ==============


   The accompanying notes are an integral part of these financial statements.


                                THE ENTITY, INC.
                            Statements of Operations
                For the Years Ended September 30, 2001 and 2000

                                                                 2001                    2000
                                                            ---------------         ----------------
REVENUES:                                                              $ -                      $ -


EXPENSES:
General and administrative expenses                                  8,228                    2,000
                                                            ---------------         ----------------
TOTAL EXPENSES                                                       8,228                    2,000
                                                            ---------------         ----------------

NET LOSS                                                          $ (8,228)                $ (2,000)
                                                            ===============         ================





Net loss per share                                                 *                       *
                                                            ===============         ================
 * - less than $.0001 per share


Weighted average of number of
 shares outstanding                                             81,400,000               81,400,000
                                                            ===============         ================



   The accompanying notes are an integral part of these financial statements.


                                THE ENTITY, INC.
                            Statements of Cash Flows
                For the Years Ended September 30, 2001 and 2000


                                                                           2001                    2000
                                                                       -------------            ------------
Cash Flows from Operating Activities:
  Net Loss                                                                  $(8,228)                $(2,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Changes in assets and liabilities:
        Increase in accounts payable                                          6,728                       -
                                                                       -------------            ------------
Net Cash Used in Operating Activities                                        (1,500)                 (2,000)
                                                                       -------------            ------------

Cash Flows from Financing Activities:
 Advances from stockholders                                                   1,500                   2,000
                                                                       -------------            ------------
Net Cash Provided by Financing Activities                                     1,500                   2,000
                                                                       -------------            ------------
Net increase (decrease) in cash                                                   -                       -

Cash and cash equivalents - Beginning of year                                     -                       -
                                                                       -------------            ------------

Cash and cash equivalents - End of year                                         $ -                     $ -
                                                                       =============            ============
Supplemental Disclosure of Cash Flows Information
     Cash Paid During the Year for:
       Interest                                                                 $ -                     $ -
                                                                       =============            ============
       Income Taxes                                                             $ -                     $ -
                                                                       =============            ============


   The accompanying notes are an integral part of these financial statements.


                                                THE ENTITY, INC.
                                 Statements of Changes in Stockholders' Deficit


                                                                                   Additional
                                                         Common Stock               Paid-In         Accumulated
                                              -----------------------------------
                                                  Shares           Amount           Capital          Deficit           Total
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 1997                      81,400,000          $ 8,140          $ 53,610        $ (68,374)        $ (6,624)

Net Loss for year ended                                    -                -                 -                -                -
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance  - September 30, 1998                     81,400,000            8,140            53,610          (68,374)          (6,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net Loss for year ended                                    -                -                 -           (3,000)          (3,000)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 1999                      81,400,000            8,140            53,610          (71,374)          (9,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net Loss for year ended                                    -                -                 -           (2,000)          (2,000)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 2000                      81,400,000            8,140            53,610          (73,374)         (11,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net Loss for year ended                                    -                -                 -           (8,228)          (8,228)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 2001                      81,400,000          $ 8,140          $ 53,610        $ (81,602)       $ (19,852)
                                              ===============  ===============   ===============  ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                               September 30, 2001

NOTE 1 - THE COMPANY

         Nature of Business
         ------------------

         The Entity, ("the Company") was incorporated July 7, 1983 under the laws of Colorado for the primary purpose of seeking acquisitions of business or properties, without limitation as to geographic location or type of business. The Articles of Incorporation and Bylaws were amended when Moonstone, Inc. a publicly traded shell, merged with The Entity, Inc. Moonstone the surviving entity, soon thereafter changed its name to The Entity, Inc.

         Since the completion of the initial offering, the Company has not engaged in any operations nor has it generated any revenue. The Company has been engaged in the identification and evaluation of target business entities or assets for possible acquisition.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

         Cash and Cash Equivalents
         -------------------------

         For purpose of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

         Income Taxes
         ------------

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

         Use of Estimates:
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Net earnings (loss) per share
         -----------------------------

         Net earnings (loss) per share has been computed by dividing net income
         (loss) by the weighted average number of common shares and equivalents outstanding.

         Other Comprehensive Income
         --------------------------

         The Company has no material components of other comprehensive income
         (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                               September 30, 2001


NOTE 3 - RELATED PARTY TRANSACTIONS
         --------------------------

         Advances from Shareholders

         The former treasurer and other officers of the Company advanced cash to the Company for operating expenses as audit fees and legal fees. These advances were unsecured and due on demand.

NOTE 4  - INCOME TAXES:
          ------------

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

                  Deferred tax assets:
                  Net operating loss carryforwards   $ 81,602
                  Valuation allowance                 (81,602)
                                                      --------
                  Net deferred tax assets            $      -
                                                     =========

         At September 30, 2001, the Company had net operating loss carryforwards of approximately $81,602 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2002.

NOTE 5 - GOING CONCERN
         -------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a net loss of $8,228 in 2001 and had incurred net losses in the prior years. As of September 30, 2001, the Company had no cash and current liabilities exceeded current assets by $19,852.

         The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.