Form 10QSB
period 2002-03-31
ENTITY INC
filed 2002-09-05
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
March 31, 2002                                       33-5203-D



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

                         81,400,000 as of March 31, 2002

                                THE ENTITY, INC.

                              Financial Statements
                  For the Six Month Period Ended March 31, 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
The Entity, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of March 31, 2002 and the related statements of operations for the three months and six months period ended March 31, 2002 and 2001, and the cash flows for the six month period ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 2, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
August 6, 2002



                                THE ENTITY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                  March 31,          September 30,
                                                                    2002                2001
                                                                 ------------        ------------
ASSETS:

Current Assets:
  Cash                                                                   $ -                 $ -
                                                                 ------------        ------------

TOTAL ASSETS                                                             $ -                 $ -
                                                                 ============        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                   $ 4,624             $ 4,624
  Advances from Stockholders                                           7,000               7,000
                                                                 ------------        ------------

TOTAL CURRENT LIABILITIES                                             11,624              11,624
                                                                 ------------        ------------

Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 81,400,000 shares issued and
    outstanding                                                        8,140               8,140
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, none issued and outstanding                          -                   -
  Additional paid-in capital                                          53,610              53,610
  Accumulated deficit                                                (73,374)            (73,374)
                                                                 ------------        ------------

Total Stockholders' Deficit                                          (11,624)            (11,624)
                                                                 ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ -                 $ -
                                                                 ============        ============



                        See accountant's review report.



                                             THE ENTITY, INC.
                                        STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                  Three Months Ended                         Six Months Ended
                                                      March 31,                                  March 31,
                                               2002                2001                   2002               2001
                                               ------------------------                   -----------------------

INCOME                                                $ -                $ -                    $ -                $ -


OPERATING EXPENSES:
General and Administrative                              -                  -                      -                  -
Total Operating Expenses                                -                  -                      -                  -

Net Loss from Operations                              $ -                $ -                    $ -                $ -
                                          ================    ===============        ===============    ===============

Weighted average number of
  shares outstanding                           81,400,000         81,400,000             81,400,000         81,400,000

Net Loss Per Share                                    $ -                $ -                    $ -                $ -
                                          ================    ===============        ===============    ===============



                        See accountant's review report.



                                                THE ENTITY, INC.
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                  (Unaudited)


                                                                                   Additional
                                                     Common Stock                    Paid-In        Accumulated
                                                       Shares         Amount         Capital          Deficit           Totals
                                                   ---------------  ------------  --------------  ----------------  ---------------

Balance - September 30, 1999                           81,400,000       $ 8,140         $53,610         $ (71,374)        $ (9,624)

Net loss for year                                               -             -               -            (2,000)          (2,000)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2000                           81,400,000         8,140          53,610           (73,374)         (11,624)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for period                                             -             -               -                 -                -
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - March 31, 2002                               81,400,000       $ 8,140         $53,610         $ (73,374)       $ (11,624)
                                                   ===============  ============  ==============  ================  ===============


                        See accountant's review report.


                                THE ENTITY, INC.
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)






                                                                        Six Months Ended
                                                                             March 31,
                                                                    2002                2001
                                                                --------------------------------
Cash Flows From Operating Activities:
  Net (Loss)                                                               $ -               $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                           -                 -
                                                                             -                 -
Net Cash Used in Operating Activities                                        -                 -

Cash Flow From Financing Activities:
  Advances from Stockholders                                                 -                 -
  Issuance of Common Stock                                                   -                 -
  Net Cash Provided By Financing Activites                                   -                 -

Increase (Decrease) in Cash                                                  -                 -

Cash and Cash Equivalents - Beginning of period                              -                 -

Cash and Cash Equivalents - End of period                                  $ -               $ -
                                                              =================     =============

Supplemental Cash Flow Information:
  Interest paid                                                            $ -               $ -
                                                              =================     =============
  Taxes paid                                                               $ -               $ -
                                                              =================     =============



                        See accountant's review report.

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three months and six months ended March 31, 2002 and 2001, and cash flows for the six months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 or 2001 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD ENDED MARCH 31, 2001

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 or 2001 and had no profit or loss on operations or profit or loss per share.


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



                                         THE ENTITY, INC.



Date: August 29, 2002                    /s/ Larry Carr
                                         -----------------------------
                                         Larry Carr, President