Form 10QSB
period 2002-06-30
ENTITY INC
filed 2002-09-05
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
June 30, 2002                                        33-5203-D



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

                         81,400,000 as of June 30, 2002

                                THE ENTITY, INC.

                              Financial Statements
                  For the Nine Month Period Ended June 30, 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
The Entity, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of June 30, 2002 and the related statements of operations for the three months and nine months period ended June 30, 2002 and 2001, and the cash flows for the nine month period ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 2, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
August 6, 2002



                                THE ENTITY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                  June 30,           December 31,
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



                                             THE ENTITY, INC.
                                        STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                  Three Months Ended                         Nine Months Ended
                                                      June 30,                                    June 30,
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



                                                THE ENTITY, INC.
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                  (Unaudited)


                                                                                   Additional
                                                     Common Stock                    Paid-In        Accumulated
                                                       Shares         Amount         Capital          Deficit           Totals
                                                   ---------------  ------------  --------------  ----------------  ---------------

Balance - September 30, 1999                           81,400,000       $ 8,140         $53,610         $ (71,374)        $ (9,624)

Net loss for year                                               -             -               -            (2,000)          (2,000)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2000                           81,400,000         8,140          53,610           (73,374)         (11,624)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for period                                             -             -               -                 -                -
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - June 30, 2002                                81,400,000       $ 8,140         $53,610         $ (73,374)       $ (11,624)
                                                   ===============  ============  ==============  ================  ===============



                        See accountant's review report.


                                THE ENTITY, INC.
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)






                                                                        Nine Months Ended
                                                                             June 30,
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

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and nine months ended June 30, 2002 and 2001, and cash flows for the nine months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 or 2001 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD ENDED JUNE 30, 2001

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

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                a.    Exhibits:  99.14

                b. No reports on Form 8-K were made for the period for which this report is filed.

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