Form 10KSB
period 2002-09-30
ENTITY INC
filed 2003-02-26
CIK 793041

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2002
                        Commission file number 33-5203-D

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002:  $0

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2002: 81,400,000

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

Item 3.  Legal Proceedings
         -----------------

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at September 30, 2002.

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

                                 2002                 High     Low
                           -------------             ------   -----

                           First quarter             *          *
                           Second quarter            *          *
                           Third quarter             *          *
                           Fourth quarter            *          *

                                 2001                 High      Low
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

         As of September 30, 2002, there were 404 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Changes in Financial Condition
------------------------------------------------------

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in year ended September 30, 2002. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Results of  Operations - Year Ended  September  30, 2002  Compared to Year Ended
--------------------------------------------------------------------------------
September 30, 2001
------------------

         During the fiscal year ended September 30, 2002, the Company had no revenues, and in 2001, the Company had no revenues. In 2002, the Company incurred $13,126 in expenses. In 2001 the Company incurred expenses of $8228. The Company had a loss on operations in 2002 of ($13,126) and in 2001 a loss of ($8228). Loss per share was nominal each year.


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

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

        There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, and has debt in excess of $33,000, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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
-------------

         The directors and executive officers of the Company as of September 30, 2000, are as follows:

          Name               Age                Position
-----------------          -------              -------------------

Larry Carr                   62               President and Director

Sharon Carr                  63               Secretary and Director

Chris Sanders                47               Vice President and Director

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

      Larry M. Carr, age 62, has been President and Director of the Company since 1997. He attended Loyola University from 1961-63 and 1967-68 and attended Tarkio College from 1963-64. From 1989 to the present, he has been CEO and principal of Nursefinders Management Corporation From 1996 to the present, he has been CEO and principal of Computerized Healthcare Management Services, LLC. He has been Chairman of the Board of Northwest National Bank of Arlington since 1996. He has been Chairman of the Board of VSI Enterprises, Inc., a public company, since 1994.

         Sharon R. Carr, age 63, has been Secretary and Director since 1997. She received a Bachelors Degree from the University of Miami in 1965 and a Masters Degree from Roosevelt University in 1971. From 1989 to the present, she has been a Director and principal in Nursefinders Management Corporation and Computerized Healthcare Management Services, LLC.

         Christine Sanders, age 47, has been a Director since 1997. She received a BSN from Marquette University in 1982. From 1995 to the present, she has been President and COO of Nursefinders Management Corporation. From 1996 to the present, she has been President of Computerized Healthcare Management Services, LLC. From 1988 to the present, she has been Regional Vice President and Regional Director of Nursefinders, Inc.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                     ----------------------------------------

                                            Annual Compensation                         Awards

Name and                  Year          Salary          Bonus         Other Annual               Restricted            Securities
Principal                               ($)             ($)           Compensation               Stock                 Underlying
Position                                                              ($)                        Award(s)              Options/
                                                                                                 ($)                   SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Larry Carr,               2002          0               0             0                          0                     0
President                 2001          0               0             0                          0                     0
                          2000          0               0             0                          0                     0
------------------------------------------------------------------------------------------------------------------------------------
Sharon                    2002          0               0             0                          0                     0
Carr,                     2001          0               0             0                          0                     0
Secretary                 2000          0               0             0                          0                     0
------------------------------------------------------------------------------------------------------------------------------------
Christine                 2002          0               0             0                          0                     0
Sanders,                  2001          0               0             0                          0                     0
Vice                      2000          0               0             0                          0                     0
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

      Stock        Names and Address        Beneficial        Percent
Title of Class   of Beneficial Owner         Ownership        of Class
---------------  -------------------        -----------       --------

*Common                Larry Carr            34,574,000           42%


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

Date: February 26, 2003

                                             /s/ Larry Carr
                                             -----------------------------------
                                             Larry Carr, President/Director


                                             /s/ Sharon Carr
                                             -----------------------------------
                                             Sharon Carr, Secretary/Director


                                             /s/ Christine Sanders
                                             -----------------------------------
                                             Christine Sanders, Director

                                THE ENTITY, INC.

                              Financial Statements
                     Years Ended September 30, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
The Entity, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of The Entity, Inc., as of September 30, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Entity, Inc. at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, conditions exist which raise substantial doubt about the Company's ability to continue a going concern unless it is able to generate sufficient cash flows to meet its obligation and sustain its operations. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Michael Johnson & Co., LLC
Denver, Colorado
February 6, 2003



                                        THE ENTITY, INC.
                                         Balance Sheets
                                  September 30, 2002 and 2001

                                                                            2002                 2001
                                                                        --------------       --------------

ASSETS:

Other assets

TOTAL ASSETS                                                                      $ -                  $ -
                                                                        ==============       ==============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses                                        $ 25,158             $ 11,352
Advances from stockholders'                                                     8,500                8,500
                                                                        --------------       --------------

Total Current Liabilities                                                      33,658               19,852
                                                                        --------------       --------------

Stockholders' Deficit

Preferred Stock, $ .01 par value, 10,000,000
 shares authorized, none issued and outstanding                                     -                    -
Common Stock, $.0001 par value, 100,000,000 shares
 authorized, 81,400,000 shares issued and outstanding                           8,140                8,140
Additional paid-in capital                                                     53,610               53,610
Accumulated deficit                                                           (95,408)             (81,602)
                                                                        --------------       --------------

Total Stockholders' Deficit                                                   (33,658)             (19,852)
                                                                        --------------       --------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                         $ -                  $ -
                                                                        ==============       ==============


   The accompanying notes are an integral part of these financial statements.


                                    THE ENTITY, INC.
                                Statements of Operations
                    For the Years ended September 30, 2002 and 2001



                                                                             2002                    2001
                                                                        ---------------         ----------------

REVENUES:                                                                          $ -                      $ -


OPERATING EXPENSES:
General and administrative expenses                                             13,126                    8,228
                                                                        ---------------         ----------------
 Total Operating Expenses                                                       13,126                    8,228
                                                                        ---------------         ----------------

OTHER EXPENSES:
Interest expense                                                                  (680)                       -
                                                                        ---------------         ----------------
 Total Other Expenses                                                             (680)                       -
                                                                        ---------------         ----------------


NET LOSS                                                                     $ (13,806)                $ (8,228)
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


                                        THE ENTITY, INC.
                                    Statements of Cash Flows
                        For the Years Ended September 30, 2002 and 2001

                                        Indirect Method


                                                                                   Additional
                                                         Common Stock               Paid-In         Accumulated
                                              -----------------------------------
                                                  Shares           Amount           Capital          Deficit           Total
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Balance - September 30, 1997                      81,400,000          $ 8,140          $ 53,610        $ (68,374)        $ (6,624)

Net loss for year                                          -                -                 -                -                -
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance  - September 30, 1998                     81,400,000            8,140            53,610          (68,374)          (6,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net loss for year                                          -                -                 -           (3,000)          (3,000)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 1999                      81,400,000            8,140            53,610          (71,374)          (9,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net loss for year                                          -                -                 -           (2,000)          (2,000)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 2000                      81,400,000            8,140            53,610          (73,374)         (11,624)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net loss for year                                          -                -                 -           (8,228)          (8,228)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 2001                      81,400,000            8,140            53,610          (81,602)         (19,852)
                                              ---------------  ---------------   ---------------  ---------------  ---------------

Net loss for year                                          -                -                 -          (13,806)         (13,806)
                                              ---------------  ---------------   ---------------  ---------------  ---------------
Balance - September 30, 2002                      81,400,000          $ 8,140          $ 53,610        $ (95,408)       $ (33,658)
                                              ===============  ===============   ===============  ===============  ===============


   The accompanying notes are an integral part of these financial statements.


                                     THE ENDITY, INC.
                                 Statements of Cash Flows
                     For the Years Ended September 30, 2002, and 2001


                                                                           2002                     2001
                                                                       -------------            -------------

Cash Flows from Operating Activities:
  Net Loss                                                                 $(13,806)                 $(8,228)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Changes in assets and liabilities:
        Increase in accounts payable                                         13,806                    6,728
                                                                       -------------            -------------
Net Cash Used in Operating Activities                                             -                   (1,500)
                                                                       -------------            -------------

Cash Flows from Financing Activities:
 Advances from stockholders                                                       -                    1,500
                                                                       -------------            -------------
Net Cash Provided by Financing Activities                                         -                    1,500
                                                                       -------------            -------------

Net increase (decrease) in cash                                                   -                        -

Cash and cash equivalents - Beginning of year                                     -                        -
                                                                       -------------            -------------

Cash and cash equivalents - End of year                                         $ -                      $ -
                                                                       =============            =============

Supplemental Disclosure of Cash Flows Information
     Cash Paid During the Year for:
       Interest                                                                 $ -                      $ -
                                                                       =============            =============
       Income Taxes                                                             $ -                      $ -
                                                                       =============            =============

   The accompanying notes are an integral part of these financial statements.

                                THE ENTITY, INC.
                          Notes to Financial Statements
                               September 30, 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

                                THE ENTITY, INC.
                          Notes to Financial Statements
                               September 30, 2002


NOTE 3 - RELATED PARTY TRANSACTIONS
         --------------------------

         Advances from Shareholders
         --------------------------

         The former treasurer and other officers of the Company advanced cash to the Company for operating expenses as audit fees and legal fees. These advances were unsecured and due on demand.

NOTE 4  - INCOME TAXES:
          -------------

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

                  Deferred tax assets:
                  Net operating loss carryforwards   $ 94,728
                  Valuation allowance                 (94,728)
                                                     ---------
                  Net deferred tax assets            $      -
                                                     =========

         At September 30, 2002, the Company had net operating loss carryforwards of approximately $94,728 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2002.

NOTE 5 - GOING CONCERN
         -------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a net loss of $13,126 in 2002 and had incurred net losses in the prior years. As of September 30, 2002, the Company had no cash and current liabilities exceeded current assets by $32,978.

         The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.