Form 10QSB
period 2002-12-31
ENTITY INC
filed 2003-02-26
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
December 31, 2002                                    33-5203-D



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

                       81,400,000 as of December 31, 2002

                                THE ENTITY, INC.

                              Financial Statements
               For the Three Month Period Ended December 31, 2002

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137






           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
The Entity, Inc.
Arvada, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of December 31, 2002 and the related statements of operations for the three month period ended December 31, 2002 and 2001, and the cash flows for the three months ended December 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
February 18, 2003



                                   THE ENTITY, INC.
                                    BALANCE SHEETS
                                      (Uaudited)


                                                                 December 31,       September 30,
                                                                    2002                2002
                                                                 ------------        ------------
ASSETS:

Current Assets:
  Cash                                                                   $ -                 $ -
                                                                 ------------        ------------

TOTAL ASSETS                                                             $ -                 $ -
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                  $ 25,328            $ 25,158
  Advances from shareholders                                           8,500               8,500
                                                                 ------------        ------------

TOTAL CURRENT LIABILITIES                                             33,828              33,658
                                                                 ------------        ------------

Stockholders' Deficit:
  Preferred Stock, $.01 par value, 10,000,000
   shares authorized, none issued and outstanding                          -                   -
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 81,400,000 shares issued and
    outstanding                                                        8,140               8,140
  Additional paid-in capital                                          53,610              53,610
  Accumulated deficit                                                (95,578)            (95,408)
                                                                 ------------        ------------

Total Stockholders' Deficit                                          (33,828)            (33,658)
                                                                 ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ -                 $ -
                                                                 ============        ============


                        See accountant's review report.


                                THE ENTITY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three Months Ended
                                                               December 31,
                                                    ----------------------------------
                                                         2002               2001
                                                    ---------------    ---------------
INCOME                                                         $ -                $ -


OPERATING EXPENSES:
General and Administrative                                       -                  -
                                                    ---------------    ---------------
 Total Operating Expenses                                        -                  -
                                                    ---------------    ---------------
OTHER INCOME/EXPENSES:
Interest Expense                                              (170)                 -
                                                    ---------------    ---------------
Net Loss from Operations                                    $ (170)               $ -
                                                    ===============    ===============

Weighted average number of
  shares outstanding                                    81,400,000         81,400,000

Net Loss Per Share                                             $ -                $ -
                                                    ===============    ===============


                        See accountant's review report.


                                        THE ENTITY, INC.
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          (Unaudited)


                                                                                   Additional
                                                           Common Stock              Paid-In        Accumulated
                                                       Shares         Amount         Capital          Deficit           Totals
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 1999                           81,400,000       $ 8,140         $53,610         $ (71,374)        $ (9,624)

Net loss for year                                               -             -               -            (2,000)          (2,000)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2000                           81,400,000         8,140          53,610           (73,374)         (11,624)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for year                                               -             -               -            (8,228)          (8,228)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2001                           81,400,000         8,140          53,610           (81,602)         (19,852)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for year                                               -             -               -           (13,806)         (13,806)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - September 30, 2002                           81,400,000         8,140          53,610           (95,408)         (33,658)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Net loss for period                                             -             -               -              (170)            (170)
                                                   ---------------  ------------  --------------  ----------------  ---------------
Balance - December 31, 2002                            81,400,000       $ 8,140         $53,610         $ (95,578)       $ (33,828)
                                                   ===============  ============  ==============  ================  ===============



                            See accountant's report.



                                THE ENTITY, INC.
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)


                                                                       Three Months Ended
                                                                           December 31,
                                                                    2002                2001
                                                              -----------------     -------------
Cash Flows From Operating Activities:
  Net (Loss)                                                            $ (170)              $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                         170                 -
                                                              -----------------     -------------
                                                                           170                 -
                                                              -----------------     -------------
Net Cash Used in Operating Activities                                        -                 -
                                                              -----------------     -------------
Cash Flow From Financing Activities:
  Issuance of common stock                                                   -                 -
  Advances from shareholders                                                 -                 -
                                                              -----------------     -------------
  Net Cash Provided By Financing Activities                                  -                 -
                                                              -----------------     -------------
Increase (Decrease) in Cash                                                  -                 -

Cash and Cash Equivalents - Beginning of period                              -                 -
                                                              -----------------     -------------
Cash and Cash Equivalents - End of period                                  $ -               $ -
                                                              =================     =============

Supplemental Cash Flow Information:
  Interest paid                                                            $ -               $ -
                                                              =================     =============
  Taxes paid                                                               $ -               $ -
                                                              =================     =============




                        See accountant's review report.

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2002, and the results of operations for the three months ended December 31, 2002 and 2001, and cash flows for the three months ended December 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2002 COMPARED TO PERIOD ENDED DECEMBER 31, 2001

     The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 or 2001 except $170 in interest accrual in 2002 in the quarter and had a loss on operations of ($170) in 2002 compared to none in 2001 in the period. The loss per share was nominal in the period in 2002 compared to none in 2001.


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

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                Exhibits:  99.14

                                THE ENTITY, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ENTITY, INC.



Date: February 26, 2003                  /s/ Larry Carr
                                         -----------------------------
                                         Larry Carr, President