Form 10QSB
period 2003-03-31
ENTITY INC
filed 2003-05-23
CIK 793041

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
March 31, 2003                                       33-5203-D



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

                         81,400,000 as of March 31, 2003

                                THE ENTITY, INC.

                              Financial Statements
                  For the Six Month Period Ended March 31, 2003
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
 The Entity, Inc.
Arvada, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of March 31, 2003 and the related statements of operations for the three month and six month period ended March 31, 2003 and 2002, and the cash flows for the six months ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
May 20, 2003
/s/ Michael Johnson & Co., LLC



                                THE ENTITY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)



                                                                   March 31,          September 30,
                                                                     2003                 2002
                                                                  ------------        -------------
ASSETS:

Current Assets:
  Cash                                                                    $ -                  $ -
                                                                  ------------        -------------

TOTAL ASSETS                                                              $ -                  $ -
                                                                  ============        =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                   $ 25,498             $ 25,158
  Advances from Stockholders                                            8,500                8,500
                                                                  ------------        -------------

TOTAL CURRENT LIABILITIES                                              33,998               33,658
                                                                  ------------        -------------

Stockholders' Deficit:
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, none issued and outstanding                           -                    -
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 81,400,000 shares issued and
    outstanding                                                         8,140                8,140
  Additional paid-in capital                                           53,610               53,610
  Deficit accumulated during the development stage                    (95,748)             (95,408)
                                                                  ------------        -------------

Total Stockholders' Deficit                                           (33,998)             (33,658)
                                                                  ------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $ -                  $ -
                                                                  ============        =============



See accountant's review report.


                                THE ENTITY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three Months Ended                          Six Months Ended
                                                       March 31,                                   March 31,
                                                2003                2002                   2003                2002
                                                ----                ----                   ----                ----


INCOME                                                $ -                 $ -                    $ -                 $ -


OPERATING EXPENSES:
General and Administrative                              -                   -                      -                   -
                                               ----------          ----------             ----------          ----------
Total Operating Expenses                                -                   -                      -                   -
                                               ----------          ----------             ----------          ----------
OTHER EXPENSES
Interest expense                                      170                   -                    340                   -
                                               ----------          ----------             ----------          ----------
Net Loss from Operations                           $ (170)                $ -                 $ (340)                $ -
                                               ==========          ==========             ==========          ==========
Weighted average number of
  shares outstanding                           81,400,000          81,400,000             81,400,000          81,400,000

Net Loss Per Share                                    $ -                 $ -                    $ -                 $ -
                                               ==========          ==========             ==========          ==========

See accuontant's review report.


                                THE ENTITY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                     Additional
                                                      Common Stock                     Paid-In        Accumulated
                                                        Shares          Amount         Capital          Deficit           Totals
                                                        ------          ------         -------          -------           ------

Balance - September 30, 1999                             81,400,000      $ 8,140          $53,610         $ (71,374)       $ (9,624)

Net loss for year                                                 -            -                -            (2,000)         (2,000)
                                                         ----------      -------          -------         ----------       ---------
Balance - September 30, 2000                             81,400,000        8,140           53,610           (73,374)        (11,624)
                                                         ----------      -------          -------         ----------       ---------
Net loss for year                                                 -            -                -            (8,228)         (8,228)
                                                         ----------      -------          -------         ----------       ---------
Balance - September 30, 2001                             81,400,000        8,140           53,610           (81,602)        (19,852)
                                                         ----------      -------          -------         ----------       ---------
Net loss for year                                                 -            -                -           (13,806)        (13,806)
                                                         ----------      -------          -------         ----------       ---------
Balance - September 30, 2002                             81,400,000        8,140           53,610           (95,408)        (33,658)
                                                         ----------      -------          -------         ----------       ---------
Net loss for period                                               -            -                -              (340)           (340)
                                                         ----------      -------          -------         ----------       ---------
Balance - June 30, 2003                                  81,400,000      $ 8,140          $53,610         $ (95,748)      $ (33,998)

See accountant's review report

                                THE ENTITY, INC.
                            STATEMENTS OF CASH FLOWS
                                 Indirect Method
                                  (Unaudited)

                                                                          Six Months Ended
                                                                             March 31,
                                                                     2003                2002
                                                                     ----                ----

Cash Flows From Operating Activities:
  Net (Loss)                                                             $ (340)               $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                          340                  -
                                                                         -------             -----
                                                                            340                  -
                                                                         -------             -----
Net Cash Used in Operating Activities                                         -                  -
                                                                         -------             -----
Cash Flow From Financing Activities:
  Advances from Stockholders                                                  -                  -
  Issuance of Common Stock                                                    -                  -
                                                                         -------             -----
  Net Cash Provided By Financing Activites                                    -                  -
                                                                         -------             -----
Increase (Decrease) in Cash                                                   -                  -

Cash and Cash Equivalents - Beginning of period                               -                  -
                                                                         -------             -----
Cash and Cash Equivalents - End of period                                   $ -                $ -
                                                                         =======             =====


Supplemental Cash Flow Information:
  Interest paid                                                             $ -                $ -
                                                                         =======             =====
  Taxes paid                                                                $ -                $ -
                                                                         =======             =====

See accountant's review report.

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three months and six months ended March 31, 2003 and 2003, and cash flows for the six months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses except interest of $170 in the period in 2003. It had no expenses in 2002. The Company had a loss on operations of ($170) in 2003 and no profit or loss in 2002. The Company had a nominal loss per share in the period in 2003 compared to no profit or loss in 2002.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD ENDED MARCH 31, 2002

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses except interest of $340 in the period in 2003 and no expenses in 2002. It had a loss on operations of ($340) in 2003 and no profit or loss in 2002. There was a nominal loss per share in 2003 in the period compared to none in 2002.

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



                                         THE ENTITY, INC.



Date: May 20, 2003                   /s/ Larry Carr
                                         -----------------------------
                                         Larry Carr, President

                       CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Larry Carr, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Entity, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/Larry Carr
-----------------------
Larry Carr,  Chief Executive Officer