Form 10QSB
period 2003-06-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2003-08-19
CIK 793041

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          Commission File No. 33-5203-D

                       BOUNDLESS MOTOR SPORTS RACING, INC.

           COLORADO                                     84-0953839
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification Number)

                          1801 GATEWAY BLVD, SUITE 105
                             RICHARDSON, TEXAS 75080
                                (972) 679-65263

                                THE ENTITY, INC.
                                  (Former name)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                   Yes [X]             No [ ]

As of August, 18, 2003, 15,740,400 of the Issuer's $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                   Yes [ ]             No [X]

                       BOUNDLESS MOTOR SPORTS RACING, INC.

                                   Form 10-QSB

                           Quarter Ended June 30, 2003

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                       PAGE NUMBER

         Item 1  -  Financial Statements                                       3

             Balance Sheets (Unaudited)
             June 30, 2003 and September 30, 2002                              4

             Statements of Operations (Unaudited)
             for the Three Months and Nine Months ended June 30, 2003
             and June 30, 2002                                                 5

             Statements of Cash Flows - Indirect Method (Unaudited)
             for the Nine Months ended June 30, 2003
             and June 30, 2002                                                 6

             Statements of Changes in Stockholders' Deficit (Unaudited)        7

             Notes to Consolidated Financial Statements                        8

         Item 2  -  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

         Item 3 - Controls and Procedures                                      9

PART II - OTHER  INFORMATION

         Item 6 - Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                                  10

SIGNATURES

ITEM 1 - FINANCIAL STATEMENTS

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
 The Entity, Inc.
Arvada, Colorado

We have reviewed the accompanying balance sheet of The Entity, Inc. as of June 30, 2003 and the related statements of operations for the three month and nine month period ended June 30, 2003 and 2002, and the cash flows for the nine months ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC.
Denver, Colorado
August 12, 2003

                                THE ENTITY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)




                                                         June 30,      September 30,
                                                          2003             2002
                                                        ----------     -------------
ASSETS:

CURRENT ASSETS:

  Cash                                                  $       --      $       --
                                                        ----------      ----------

TOTAL ASSETS                                            $       --      $       --
                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:

  Accounts Payable                                      $   29,401      $   25,158
  Advances from Stockholders                                28,354           8,500
                                                        ----------      ----------

TOTAL CURRENT LIABILITIES                                   57,755          33,658
                                                        ----------      ----------

STOCKHOLDERS' DEFICIT:

  Preferred stock, $.01 par value, 10,000,000
   shares authorized, none issued and outstanding               --              --
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 81,400,000 shares issued and
    outstanding                                              8,140           8,140
  Additional paid-in capital                                53,610          53,610
  Deficit accumulated during the development stage        (119,505)        (95,408)
                                                        ----------      ----------

TOTAL STOCKHOLDERS' DEFICIT                                (57,755)        (33,658)
                                                        ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $       --      $       --
                                                        ==========      ==========

             See accompanying notes and accountant's review report.

                                THE ENTITY, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                      Three Months Ended                     Nine Months Ended
                                            June 30,                              June 30,
                               ----------------------------------     ----------------------------------
                                    2003                2002               2003               2002
                               --------------      --------------     --------------      --------------
INCOME                         $           --      $           --     $           --      $           --


OPERATING EXPENSES:
Legal Fees                              2,500                  --              2,500                  --
Consulting fees                        21,597                  --             21,597                  --
                               --------------      --------------     --------------      --------------
Total Operating Expenses               24,097                  --             24,097                  --
                               --------------      --------------     --------------      --------------

NET LOSS FROM OPERATIONS       $      (24,097)     $           --     $      (24,097)     $           --
                               ==============      ==============     ==============      ==============

Weighted average number of
  shares outstanding               81,400,000          81,400,000         81,400,000          81,400,000

Net Loss Per Share             $           --      $           --     $           --      $           --
                               ==============      ==============     ==============      ==============

             See accompanying notes and accountant's review report.

                                THE ENTITY, INC.
                             STATEMENT OF CASH FLOWS
                                Indirect Method
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                       June 30,
                                                               -------------------------
                                                                  2003          2002
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                   $   (24,097)  $        --
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Changes in assets and liabilities:
    Increase in  Accounts Payables                                   4,243            --
                                                               -----------   -----------
                                                                     4,243            --
                                                               -----------   -----------
Net Cash Used in Operating Activities                              (19,854)           --
                                                               -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:

  Advances from Stockholders                                        19,854            --
  Issuance of Common Stock                                              --            --
                                                               -----------   -----------
  Net Cash Provided By Financing Activities                         19,854            --
                                                               -----------   -----------

INCREASE (DECREASE) IN CASH                                             --            --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         --            --
                                                               -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $        --   $        --
                                                               ===========   ===========

Supplemental Cash Flow Information:
  Interest paid                                                $        --   $        --
                                                               ===========   ===========
  Taxes paid                                                   $        --   $        --
                                                               ===========   ===========

             See accompanying notes and accountant's review report.

                                THE ENTITY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)





                                       Common Stock               Additional
                                 ---------------------------       Paid-In       Accumulated
                                   Shares           Amount         Capital         Deficit           Totals
                                 -----------     -----------     -----------     -----------      -----------
Balance - September 30, 1999      81,400,000     $     8,140     $    53,610     $   (71,374)     $    (9,624)

Net loss for year                         --              --              --          (2,000)          (2,000)
                                 -----------     -----------     -----------     -----------      -----------
Balance - September 30, 2000      81,400,000           8,140          53,610         (73,374)         (11,624)
                                 -----------     -----------     -----------     -----------      -----------

Net loss for year                         --              --              --          (8,228)          (8,228)
                                 -----------     -----------     -----------     -----------      -----------
Balance - September 30, 2001      81,400,000           8,140          53,610         (81,602)         (19,852)
                                 -----------     -----------     -----------     -----------      -----------

Net loss for year                         --              --              --         (13,806)         (13,806)
                                 -----------     -----------     -----------     -----------      -----------
Balance - September 30, 2002      81,400,000           8,140          53,610         (95,408)         (33,658)
                                 -----------     -----------     -----------     -----------      -----------

Net loss for period                       --              --              --         (24,097)         (24,097)
                                 -----------     -----------     -----------     -----------      -----------
Balance - June 30, 2003           81,400,000     $     8,140     $    53,610     $  (119,505)     $   (57,755)
                                 ===========     ===========     ===========     ===========      ===========


             See accompanying notes and accountant's review report.

                                THE ENTITY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of The Entity, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three months and nine months ended June 30, 2003 and 2002, and cash flows for the nine months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2002.

Note 2. Related Party Transactions

During the Company's fiscal quarter ended June 30, 2003, the Company accrued $21,579 in consulting fees due to Mr. Larry Carr, the Company's President and majority shareholder, for services rendered by Mr. Carr to the Company during the quarter.

3.  SUBSEQUENT EVENTS

On July 28, 2003, the shareholders approved, at a special meeting of the shareholders of the Company, a one for 100 hundred reverse stock split. The record date for such reverse stock split was August 12, 2003. The outstanding number of shares and loss per share reflected in the financial statements contained in this Quarterly Report do not reflect this reverse stock split.

On July 31, 2003, in connection with the acquisition by the Company of Boundless Motor Sports Racing, Inc., a Nevada corporation (Boundless), and GPX Partners, L.L.C., a Texas limited liability company (GPX), the Company issued an aggregate of 14,926,400 shares of the Company's common stock to the former shareholders of Boundless and members of GPX (collectively, the "Former Owners"). These shares were issued on a post-split basis (i.e., effective after the one for 100 reverse stock split of the Company effected on August 12, 2003). As a result of these transactions, the Former Owners, as a group, acquired control of the Company through their aggregate holdings of approximately 94.8% of the voting securities of the Company. Three of the major members of GPX were also major shareholders of Boundless.

On July 31, 2003, in connection with the acquisition of Boundless and GPX, the Company changed its name to Boundless Motor Sports Racing, Inc. This name change was effected on August 12, 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Concerning Forward-Looking Statements/Risk Factors

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) the ability of the Company to efficiently market its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

Results Of Operations For Quarter Ended March 31, 2003 Compared To Quarter Ended March 31, 2002

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses except $2,500 in legal fees and $21,597 in consulting fees in the period in 2003. It had no expenses in 2002. The Company had a loss on operations of ($24,097) in 2003 and no profit or loss in 2002. The Company had a nominal loss per share in the period in 2003 compared to no profit or loss in 2002.

Results Of Operations For Six Months Ended March 31, 2003 Compared To Same Period Ended March 31, 2002

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses except $2,500 in legal fees and $21,597 in consulting fees in the period in 2003 and no expenses in 2002. It had a loss on operations of ($24,097) in 2003 and no profit or loss in 2002. There was a nominal loss per share in 2003 in the period compared to none in 2002.

Liquidity And Capital Resources

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

ITEM 3.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation. Evaluation of Internal and Disclosure Controls

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       10.1 Agreement and Plan of Merger, dated as of July 31, 2003, by and among GPX Acquisition, LLC, a Texas limited liability company, The Entity, Inc., a Colorado corporation, Larry M. Carr, GPX Partners, L.L.C. ("GPX"), a Texas limited liability company, and all of the members of GPX (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on August 8, 2003).

       10.2 Agreement and Plan of Merger, dated as of July 31, 2003, by and among TEI, Acquisition, Inc., a Nevada corporation, The Entity, Inc., a Colorado corporation, Larry M. Carr, Boundless Motor Sports Racing, Inc., a Nevada corporation ("Boundless"), and all of the shareholders of Boundless (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on August 8, 2003).

       31.1 Certification Of The Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

       31.2 Certification Of The Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

       32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)  Reports on Form 8-K

     No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BOUNDLESS MOTOR SPORTS RACING, INC.



                                           By: /s/ Leslie Wulf
                                                   Leslie Wulf, President