Form 10KSB
period 2003-09-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2004-01-30
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

33-5203-D
(Commission File Number)

BOUNDLESS MOTOR SPORTS RACING, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of Incorporation)	84-0953839 (IRS Employer Identification No.)

1801 Gateway Blvd, Suite 105
Richardson, Texas 75080
(Address of principal executive offices) (Zip Code)

Issuer telephone number, including area code: (972) 783-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None

Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☐ Yes ☒ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 13, 2004: $9,577,495 (at a closing price of $3.90 per share).

As of January 13, 2004, 17,382,168 of the Issuer’s $.0001 par value common stock were outstanding.

PART 1
Item 1. Business
Item 2. Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements on Accounting and Financial Disclosure
Item 8A. Evaluation of Internal and Disclosure Controls
PART III
Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a)
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
PART IV
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services
SIGNATURES
INDEPENDENT AUDITOR’S REPORT
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Shareholders’ Deficit
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Stock Purchase Agreement
Amendment No. 1 to Stock Purchase Agreement
Asset Purchase Agreement
Amendment No. 1 to Asset Purchase Agreement
Contract of Sale
Amendment No. 1 to Contract of Sale
Stock Purchase Agreement
Amendment No. 1 to Stock Purchase Agreement
Amended and Restated Bylaws
Promissory Note - $50,000
Promissory Note - $600,000
Promissory Note - $600,000
Amendment No. 1 to Promissory Note
Amendment No. 2 to Promissory Note
Pledge Agreement
Promissory Note
Guaranty
Certification of CEO Pursuant to Section 302
Certification of CEO Pursuant to Section 906

PART 1

Item 1. Business

Boundless Motor Sports Racing, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on July 7, 1983 under the name Moonstone, Inc. (“Moonstone”) for the primary purpose of seeking acquisitions of businesses or properties, without limitation as to geographic location or type of business. Moonstone’s initial activities were directed toward the acquisition of operating capital. Moonstone changed its name to The Entity, Inc. in 1991.

On July 31, 2003, The Entity, Inc. acquired Boundless Motor Sports Racing, Inc., a Nevada corporation (Boundless), and GPX Partners, L.L.C., a Texas limited liability company (GPX), in exchange for an aggregate of 14,926,400 newly issued shares of The Entity, Inc.’s common stock. As a result of these transactions, the former owners of Boundless and GPX, as a group, acquired control of The Entity, Inc. through their aggregate holdings of approximately 94.8% of the voting securities of The Entity, Inc.

On July 31, 2003, in connection with the Company the acquisition of Boundless and GPX, The Entity, Inc. changed its name to Boundless Motor Sports Racing, Inc.

The Company is now focusing its efforts as a dirt track style racing and sports entertainment company that seeks to acquire and operate motor sports sanctioning bodies and venues. The Company is still in the early stages of its development and will have to sell equity or obtain loans to have any cash for even limited operations.

The Company has five (5) full-time employees.

Motor Sports Industry

Motor sports are among the most popular and fastest-growing spectator sports in the United States, with annual attendance at all U.S. motor sports events exceeding 18 million people. The Company believes that the impetus for growth in this industry has been the growing popularity of NASCAR, due to increased broadcast network television exposure.

The motor sports racing industry consists of several distinct categories of auto racing, each with its own organizing body (sanctioning body), with corresponding sanctioned events. Sanctioning bodies are responsible for all aspects of race management required to conduct a racing event, including: regulating racing, drivers, safety and teams, providing officials to ensure fair competition, and administering the race and series purses and other prize payments. Sanctioning bodies typically derive revenues from merchandising, race sponsorships, television distribution, and membership fees. In the 2001 racing season, approximately $1.5 billion was spent on corporate sponsorships in the motor sports industry, according to IEG Sponsorship Report, Chicago.

Of the sanctioning bodies in the United States, NASCAR, IRL, NHRA, and Grand Am are among the more well known sanctioned motor sport bodies in the United States. The largest auto-racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by the National Association of Stock Car Auto Racing (NASCAR). Until roughly ten years ago, NASCAR events and viewership were predominately confined to the southeastern part of the US. Today, NASCAR races are held, and viewers hail from, all over the country.

Motor sport events are generally heavily promoted, with a number of supporting events surrounding each main race event. Examples of supporting events include: secondary races, qualifying time trials, practice sessions, driver autograph sessions, automobiles and product expositions, catered parties, other racing related events designed to maximize the spectator’s overall entertainment experience and enhance value to sponsors.

Dirt-Track Racing

The dirt-track style of racing is considered one of the more affordable, grass roots family entertainment forms of motor sport racing, especially among motor sport enthusiasts. Many of the dirt oval tracks in operation in the United States today have their roots at county or state fairgrounds and dirt track racing has historically been the highlight at these state and county fairs. Historically, these type of races were promoted locally. Many of the promoters of dirt-track style racing saw large profits made in this form of racing, and in turn, built their own tracks and began promoting races on a more regional basis.

Today, there are over 900 dirt-style racing tracks in the United States and in excess of 25,000 drivers who actively race on dirt tracks. There are numerous sanctioning bodies for this type of racing, and races are generally classified according to car types, including: modified, super modified, sportsman, late models and sprint cars. Among dirt-track style racing sanction bodies, World of Outlaws and DIRT Motorsports are the best known. Currently the sponsorship for dirt track racing consists of regional sponsors.

General Business Plan

The Company’s general business plan is to acquire and operate motor sports sanctioning bodies and venues and seek to “nationalize” dirt-track style motor racing. The Company believes that much of the current success of motor sport racing is due to the efforts of NASCAR in consolidating, marketing and promoting its stock car races, and the Company’s current strategy is to utilize this model for dirt-track style racing. Under this business model, the Company anticipates revenues from the primary sources that typically generate revenue for motors sport sanctioning bodies: (1) sanctioning fees; (2) merchandise sales and licensing fees; (3) sponsorships; (4) television and electronic media distribution rights; (5) membership fees; and (6) event ticket sales.

Sanctioning fees

Race sanctioning bodies sanction racing events at various venues in exchange for fees from track operators and race promoters. Because a sanctioned racing event typically draws greater fan attendance, track operators and racing promoters will generally seek to have their event sanctioned. Based upon current industry dirt-track operations, the Company believes that it’s sanctioning fees should run from $2,500 to $50,000 per event depending on several variables, including: size of race, race venue, revenue sharing with the track owner or promoter, race purses and other prizes.

Merchandise

The growing popularity of motor sports events, has resulted in substantial revenue growth for officially licensed racing-related merchandise. For example, retail sales of apparel, souvenirs, collectibles, and other merchandise licensed by NASCAR drivers, teams, and track operators/promoters has climbed to approximately $1.4 billion in 2002 from approximately $800 million in 1990. Following the NASCAR business model, the Company believes that there is a substantial merchandising revenue potential for it’s dirt-track style race sanctioning bodies.

Sponsorship

Drawn to the sport by the attractive economics and strong brand loyalty of the fans, sponsors are very active in all aspects of auto racing. Sponsors directly support both racing teams, through the funding of certain costs of their operations, and sanctioning bodies for the use of official trademarks and logos, and also actively seek advertising exposure through television and radio coverage, newspapers, race programs, brochures, and advertising at the track on the day of the race. In addition, sponsors also support track operators by paying fees associated with the naming of events and at premier racing events such as the Daytona 500, it is not uncommon to have multiple official corporate sponsors. During the 2001 racing season, approximately $1.5 billion was spent on corporate sponsorship in the motor sports industry, according to IEG Sponsorship Report, Chicago. Based upon current industry dirt-track operations, the Company believe that sponsorship revenues will be a significant source of the Company’s potential revenues.

Television and Electronic Media Distribution Rights

Increased exposure to sanctioned events generally leads to increased revenues from sponsorships and other forms of advertising in addition to the revenues generated from licensing the broadcast and distribution rights for the events. Thus, the Company believes that to obtain the greatest exposure for its events and the highest value in sponsorship rights, the Company must promote its sanctioned events though television and other electronic media distribution. To this end, the Company will seek broadcast and media distribution partners. The Company expects to model these efforts after NASCAR which saw a twenty-nine percent increase in television viewership in 2002.

Membership Fees

In order for a motor sport racing team to compete in sanctioned races, the teams must first pay membership fees to the sanctioning body for that race. These fees typically increase with the popularity of race series and serve to pay for costs associated with running a sanctioning body. Based upon current industry dirt-track operations, the Company believes that it’s team membership fees should run from $50 to $150 per individual, depending on several variables, including the ability of the Company to successfully promote the races its sanctions.

Event Ticket Sales

Track owners and promoters make a large portion of their revenues from event ticket sales. The prices charged range from $10 to $100 depending on several variables, including: size of race, race venue, popularity of the drivers, teams and overall racing series. The Company will only receive revenues from event ticket sales at tracks that it will own or lease.

Current Activities

The Company has entered into definitive agreements to acquire DIRT Motorsports, Inc. (DIRT), and World of Outlaws, Inc. (WoO), both of which companies are dirt-track style racing sanctioning bodies. In addition to sanctioning dirt-track style races, DIRT also owns and operates two racing facilities, and operates an additional three leased facilities, which are included in the pending DIRT transaction.

The Company additionally has established and sanctioned a new Late Model Dirt Racing Car Series (Series) for the 2004 racing season, with racing scheduled to start in February of 2004. As of January 13, 2004, the Company had received tentative commitments from 12 drivers to race in this Series. This Series is independent of the aforementioned acquisitions of DIRT and WoO.

The costs of acquiring DIRT and WoO will consist of either cash, common stock of the Company, or a combination of both. The Company needs additional funding to complete either of these acquisitions and to begin the Series because the Company has nominal assets and limited financial resources. See “Financial Statements.”

The Company’s main source of funding to date has been provided by the Company’s Chairman and CEO, Paul A. Kruger. This funding, as of January 13, 2004, consists of approximately $2.2 million in equity investments and promissory notes. See Financial Statement footnotes for further details. The Company estimates it will require approximately $9,000,000 to complete its current plan to acquire DIRT and WoO, begin the Series and to cover working capital items until these acquisitions are completed.

DIRT Motor Sports, Inc.

DIRT Motorsports, Inc. is the country’s largest dirt-racing sanctioning body for Big Block Modified, 358 Modified, and Sportsman classes, and was founded 32 years ago by Glen Donnely, one of the most successful and well respected names in dirt track racing. In 2002 DIRT Motorsports held 783 sanctioned races for Modified, Super Modified, and Sportsman classes and an additional 17 full-fender championship races. These brought the final event count to exactly 800, the second-highest season total in DIRT Motorsports’ history. The sanctioning body’s prize jewel, the Eckerd 200 at the New York State Fairgrounds in Syracuse, New York, will be celebrating its 32nd anniversary in October 2004, and is expected to draw 100,000 in attendance. Each year, DIRT Motorsports sanctioned races are held at nearly 40 DIRT Motorsports affiliated tracks situated throughout the Northeastern U.S. and Canada.

DIRT Motorsports is also the only dirt-track style race sanctioning body to boast an in-house television production department that produces, syndicates and distributes over 37 hours of live and taped productions of the DIRT Racing Series. This racing series is presently seen on Speedvision, Time Warner Cable, and the Empire TV Network. DIRT Motorsports races are also carried on cyber series coverage with live audio on the World Wide Web during every Modified Super DIRT Series race.

World of Outlaws, Inc.

World of Outlaws (WoO) is an internationally recognized sanctioning body for dirt-track style racing and has been the leading name in Sprint Car Racing for the past 25 years. World of Outlaws was originally founded, and is still managed, by Ted Johnson. This year, World Of Outlaws will hold over 100 sanctioned races at 52 dirt tracks throughout the United States and twelve additional races will be held in Australia. Eight of the 100 WoO races in 2004 are currently scheduled to take place during either the NASCAR Winston Cup weekends or the IRL weekends to capitalize on the popularity of NASCAR and IRL, and are anticipated to draw an estimated 30,000 spectators each.

The early days of Sprint Car racing saw drivers crisscrossing the country in search of the highest paying races they could find. At that time there were no rules governing when, where, or how they raced. Thus they were dubbed the “Outlaws.” Today WoO sanctioned races give fans some of the most exciting wheel-to-wheel racing on dirt in the world, while emphasizing safety and sportsman-like conduct in pursuit of victory.

Sprint car racing is a uniquely American form of motor sport, spawned during the early 20th century at fairground horse tracks, where it is still popular today. It was once considered a stepping-stone to the Indianapolis 500 before the arrival of rear-engine Indy cars in the early 1960’s; and sprint car racing has maintained its place in the American culture. Unlike other forms of racing, sprint car racing rules are uniform across the country.

Certain Risks

The Company’s business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of additional fund raising. This may result in the Company incurring a net operating loss, which will increase continuously until the Company can raise the funds necessary to complete the targeted acquisitions. Once completed, there is no assurance that the Company can successfully operate the acquired businesses.

Speculative Nature of Company’s Proposed Operations. The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the targeted acquisitions and management’s ability to identify additional business opportunities.

Scarcity of and Competition for Business Opportunities and Combinations. The Company is currently an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of motor sports racing sanctioning bodies and facilities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Management. The Company currently is adding qualified management to lead and assist it in developing plans and integrating acquired businesses; however, there can be no assurances that the Company will be successful in these efforts.

Need for Additional Capital. The Company will be required to obtain financing to implement our business plan and acquisition strategy. As a result, your evaluation of the Company is based on a lack of operating history and upon the uncertainty of our ability to raise capital or to consummate the targeted acquisitions. If such capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced. Our success will be determined in a large part by our ability to obtain financing, and we can give no assurance that we will be successful in obtaining adequate financing on favorable terms, if at all. The absence of financing may impair our ability to implement our business plan. Although there are no present plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into any such shares, we may decide to issue securities to third parties in the future to consummate an acquisition. Any such shares issued would further dilute the percentage ownership of our common stock held by our shareholders.

Qualified Auditor’s Opinion. As the future success of the Company is likely dependent on its ability to fund operations and close the transactions described herein, the Company’s auditor has issued a qualified opinion as to its ability to continue as a going concern.

Illiquidity of Common Stock. Although there is a public market for our common stock, trading volume has been historically low which substantially increases your risk of loss. We can give no assurance that an active and liquid public market for the shares of the common stock will develop in the future. Low trading volume in our common stock could affect your ability sell the shares of common stock. The development of a public trading market depends upon not only the existence of willing buyers and sellers, but also on market makers. The market bid and asked prices for the shares may be significantly influenced by decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in the shares. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. Additionally, in order to maintain our eligibility for quotation on the OTC Bulletin Board, we need to have at least one registered and active market maker. No assurance can be given that any market making activities of any additional market makers will commence or that the activities of current market makers will be continued.

Effect of Substantial Future Sales of Common Stock. Sales of substantial amounts of our common stock in the public market in the future could have an adverse effect on the market price of our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

No Dividends. We have not paid any dividends to date, and have no plans to pay any dividends on our common stock for the foreseeable future. We can give no assurance that we will ever pay any dividends in respect of the common stock.

Safe Harbor Statement Certain statements contained in this Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements, identified by words such as “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the Private Securities Litigation Reform Act of 1995.

Item 2. Property

Boundless currently leases 5,200 square feet of office space and has its corporate headquarters at 1801 Gateway Blvd, Suite 105, Richardson, TX 75080. The current lease term is for 72 months.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, nor is its property subject to such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On July 28, 2003, the shareholders approved, at a special meeting of the shareholders of the Company: (i) a change of its corporate name; and (ii), a one for 100 hundred reverse stock split. The record date for such reverse stock split was August 12, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The range of high and low bid quotations for the Company’s common stock for each fiscal quarter since the last report, as reported by the OTC Bulletin Board, was as follows:

Year Ended
September 30, 2003	High	Low

First quarter	*	*
Second quarter	*	*
Third quarter	$3.00	$1.00
Fourth quarter	$10.00	$1.00

* No quotations reported

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of September 30, 2003, there were 409 record holders of the Company’s common stock.

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

The Company has not issued any options under the Company’s stock option plan.

Boundless Merger

On July 31, 2003 the Company entered into an Agreement and Plan of Merger (the “Boundless Merger Agreement”), by and among the Company, Boundless, the shareholders of Boundless and TEI Acquisition, Inc., a wholly-owned subsidiary of the Company (TEI), pursuant to which, TEI merged with and into Boundless and Boundless emerged from the merger as the surviving corporation and a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Boundless Merger Agreement, (i) each outstanding share of the capital stock of Boundless held in its treasury was canceled and retired, (ii) the remaining 13,461,200 outstanding shares of capital stock of Boundless were converted into the right to receive an aggregate of 13,461,200 shares of the Company’s common stock, on a post-split basis. The structure of the Boundless Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and Boundless, or any affiliate, director, or officer of the Company, or any associate of any such director or officer.

The shares issued to the former shareholders of Boundless were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

GPX Partners, L.L.C.

On July 31, 2003, the Company entered into an Agreement and Plan of Merger (the “GPX Merger Agreement”), by and among the Company, GPX, the members of GPX and GPX Acquisition, Inc., a wholly-owned subsidiary of the Company (GAI), pursuant to which, GAI merged with and into GPX and GPX emerged from the merger as the surviving corporation and a wholly-owned subsidiary of the Company.

Pursuant to the terms of the GPX Merger Agreement, the outstanding membership interests of GPX were converted into the right to receive an aggregate of 1,465,200 shares of the Company’s common stock, on a post-split basis, and GPX became a wholly owned subsidiary of the Company. The structure of the GPX Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and GPX, or any affiliate, director, or officer of the Company, or any associate of any such director or officer.

The shares issued to the former shareholders of Boundless were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a Development Stage Company, thus, no ongoing operations were conducted and no revenues were generated during the period ended September 30, 2003. Operating expenses incurred were general and administrative expenses associated with maintaining the Company while the aforementioned acquisitions were pursued.

The Company, as an accounting reporting entity, was not in existence at the year ended September 30, 2002, so no prior year comparisons are available. During the fiscal year ended September 30, 2003, the Company incurred $495,384 in operating expenses. The Company had a loss from operations for the period ended September 30, 2003 of $474,617 and an associated loss per share of $0.03 for the period ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2003 the Company’s working capital balance was a $386,714 deficit. The Company’s sole source of funding to date has been from Chairman and CEO, Paul A. Kruger, via a combination of an original equity investment in the Company and subsequent promissory notes. As of the date of this filing, Mr. Kruger has provided nearly $2.2 million in funding for the Company, of which, $1,965,000 is in the form of promissory notes. The amount lent as of September 30, 2003, was $650,000. These notes accrue interest at a rate of 4% per annum. The entire principal balance, and accrued interest on these Notes are payable in full on July 1, 2004; provided, however, that notwithstanding the above, the principal balance and accrued but unpaid interest on these Notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. These notes are to be secured by certain assets of the Company and its subsidiaries.

On January 23, 2004, the Company borrowed $1,000,000 from SXJE, LLC. This loan bears interest at an initial rate of six percent (6%) per annum, increasing to twelve percent (12%) per annum on May 23, 2004. The loan matures on January 23, 2005, but provides for prepayment following the closing of an offering of at least $4,000,000. The loan is to be secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger. Further Mr. Kruger has agreed to lend up to an additional $2,000,000 to the Company , the terms of which are to be determined by mutual agreement of the Company and Mr. Kruger.

Management is currently seeking additional funding in the forms of loans, equity investments, or a combination thereof to complete the acquisitions of DIRT Motorsports and WoO, and operate the new Series. Approximately $9,000,000 is needed to complete these goals.

There is no assurance that the Company will be successful in obtaining the funding necessary to complete the acquisition transactions. If it is not successful, the Company will not be able to sustain operations without additional funding, for which there is no identified source, except for Mr. Kruger; however, there can be no assurances that Mr. Kruger will provide such additional funding, or if he does, the terms of such additional funding.

As the future success of the Company is likely dependent on its ability to fund operations and close the transactions described herein, the Company’s auditor has issued a qualified opinion as to its ability to continue as a going concern.

The following table summarizes our contractual obligations as of September 30, 2003.

		Payment Due by Period

		Less than	2 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Operating Leases	$397,085	$42,763	146,616	146,616	61,090
Notes Payable and Accrued Interest	$656,659	656,659	—	—	—

The Company’s significant accounting policies include:

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Number 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

Use of Estimates

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

Net loss per share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over the respective estimated useful lives. As of September 30, 2003, the Company believes that there is no impairment of intangible assets.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123’s transition provisions and required disclosures. The adoption of SFAS had no impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies the consolidation requirements of variable interest entities. The adoption of FIN 46 had no effect on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities “ (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 had no impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Instruments with Characteristics of Both Debt and Equity” (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) mandatorily redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) freestanding written put options and forward purchase contracts on a company’s own shares that obligate the company to deliver cash or other assets, and 3) contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The effective date of SFAS 150 has been deferred indefinitely. The adoption of SFAS No. 150 had no impact on our financial position, results of operations or cashflows.

Item 7. Financial Statements and Supplementary Data

Please refer to pages F-1 through F-7.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 8A. Evaluation of Internal and Disclosure Controls

The Company’s principal executive and principal financial officers have evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a)

The directors and executive officers of the Company as of September 30, 2003, are as follows:

Name	Age	Position

Paul Kruger	49	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director
Leslie Wulf	43	President and Director
Bobby Hartslief	48	Chief Operating Officer and Director
Jesse Shelmire(1)	45	Director
Richard Dahlson	45	Director

(1)	Mr. Shelmire resigned as a director of the Company on November 24, 2003.

Paul A. Kruger, Founder, Chairman and CEO — In 1980, M. Kruger co-founded MCM Group, Ltd. (“MCM Group”), which owned and operated a financial services marketing company, United Bank Club Association, Inc. (“UBCA”). He served as its President and CEO until February 1996, when UBCA was sold to a subsidiary of Cendant Corp. (CD-NYSE) (“Cendant”). In February 1999, Mr. Kruger became Chief Executive Officer and a director of Foresight, Inc. Effective December 7, 2000; Foresight, Inc. was acquired by a subsidiary of Precis, Inc. (NASDAQ: PCIS). From December 2000 until July 2002, Mr. Kruger served as the Chairman of the Board of Directors and the CEO of Precis, Inc. During 1999 Mr. Kruger also became Chairman and CEO of PalWeb Corporation (OTCBB PLEB) from which he resigned in January 2003 to initiate the creation of the Company. In July 2003, Mr. Kruger became Chairman, CEO and CFO of the Company. Mr. Kruger received his B.B.A. in accounting from Cameron University in 1975 and earned a J.D. degree from Oklahoma City University in 1980.

Leslie Wulf, Founder, President and Director — Mr. Wulf has been President and a director of the Company since July 2003. Mr. Wulf has more than 19 years of experience in developing and managing multiple-unit operations, with several being start-up operations. Previously, he served as CEO/Founder of Children’s Choice, a national non-traditional childcare company. Mr. Wulf has held senior positions as Vice President Operations and Development, and subsequently, as President of a 36-unit Australian subsidiary of a Canadian-headquartered, 120-unit bakery restaurant operation. He served as Chief Executive Officer of a U.S.-based owner and operator of 47 family entertainment, educational and fitness centers in eleven countries. Mr. Wulf also served as President of a multi-unit operator of family entertainment and childcare centers.

Bobby Hartslief, Chief Operating Officer and Director — Mr. Hartslief has been Chief Operating Officer and a director of the Company since July 2003. Mr. Hartslief has been involved in the racing industry for 23 years. In 1980, Mr. Hartslief purchased the only internationally graded motor racing circuit in Africa, called Kyalami. Over the next five years he operated the circuit. Mr. Hartslief sold Kyalami in 1986 and moved to Monaco, where he managed the affairs of three-time world champion Nelson Piquet. Mr. Hartslief returned to South Africa in the early 1990’s and obtained financial backing from the State Government to build Phakisa, a new FIM/FIA standard International road circuit that included an American style oval in an economically depressed area of South Africa. Mr. Hartslief earned his Certificate of Commerce from the University of Watersrand of Johannesburg, South Africa in 1975.

Richard Dahlson, Director — Mr. Dahlson has been a director of the Company since July 31, 2003. Mr. Dahlson is currently a partner at Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas, which also serves as legal counsel to the Company. Mr. Dahlson has been with Jackson Walker L.L.P. since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota (1981), and his J.D. degree from the University of Wisconsin (1984). Mr. Dahlson also serves as a director of American HomeStar Corporation, a manufactured housing company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2003, we believe that our officers, directors and persons who own more than 10% of a registered class of our equity securities have timely filed all reports required by Section 16(a) of the Exchange Act. In making this disclosure, we have relied solely on our review of the copies of such forms received by us with respect to fiscal 2003, or written representations from certain reporting persons.

Code of Ethics

Due to the current formative stage of the Company’s development, it has not yet developed a written code of ethics for its directors or executive officers.

Item 10. Executive Compensation

No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. The annualized salaries of each of Mr. Wulf, Mr. Harstlief and Mr. Mers, however are in excess of $100,000. No cash bonuses were or are to be paid to such persons.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

	Annual Compensation			Awards
Name and	Year	Salary	Bonus	Other Annual	Restricted	Securities
Principal		($)	($)	Compensation	Stock	Underlying
Position				($)	Award(s)	Options/
					($)	SARs (#)
Paul A. Kruger,	2003	0	0	0	0	0
Chairman/CEO
Leslie Wulf	2003	$50,000	0	0	0	0
President/Director
Bobby Hartslief	2003	$40,000	0	0	0	0
COO/Director

There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation except for that described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive officer of the Company, which result or will result from the resignation, retirement or any other termination of such individual’s employment with the Company or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

Long Term Incentive Plans — Awards in Last Fiscal Year (None)

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
Directors

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of September 30, 2003, with respect to each officer, director and beneficial owner of more than five percent of the Company’s outstanding common stock of the Company’s $.0001 par value common stock

Stock	Names and Address	Beneficial		Percent
Title of Class	of Beneficial Owner	Ownership		of Class

Common	Paul Kruger	4,289,200	(1)(2)(3)	27.2%
Common	Jesse Shelmire	3,133,981	(1)(2)	19.9%
Common	Leslie Wulf	3,127,388	(1)(2)	19.9%
Common	Bobby Hartslief	3,068,780	(1)(2)(4)	19.5%
Common	Richard Dahlson	66,667	(1)(2)	*

(1) The business address of each of the directors and officers of the Company is 1801 Gateway Blvd., Suite 105, Richardson, Texas 75080.

(2) In connection with the Boundless merger, each of Mr. Shelmire, Wulf, Hartslief and Dahlson agreed to resell to Mr. Kruger, for a price of $0.001 per share, the shares of such shareholders issued to such persons in the Boundless merger, in the event that the Company was unable to consummate at least a $3,000,000 funding on or prior to September 30, 2003. This condition was not satisfied, and Mr. Kruger, or his assigns intends to repurchase all or substantially all of such shares.

(3) Includes 300,000 shares owned by Mr. Kruger’s children.

(4) Includes 700,000 shares owned by Mr. Hartslief wife and children.

All Officers and Directors as a group total 86.9% ownership.

* less than on percent

Item 12. Certain Relationships and Related Transactions

Mr. Kruger, Chairman and CEO, as of January 13, 2004, has provided nearly $2.2 million in funding for the Company, of which, $1,965,000 is in the form of promissory notes. These notes accrue interest at a rate of 4% per annum. The entire principle balance of, and accrued interest on, these Notes are payable in full on July 1, 2004; provided, however, that the principal balance of, and accrued but unpaid interest on, these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million.

Mr. Kruger also owns interest in an Aircraft Charter company, Hildalgo Trading, LLC, that the Company utilizes for travel services. The Company has spent nearly $23,000 in utilizing this aircraft charter service during the 2003 fiscal year.

Mr. Kruger also leases an aircraft to Business Jet, another company that the Company utilizes for travel services. The Company has spent nearly $66,000 with Business Jet for aircraft charter services during the 2003 fiscal year.

Mr. Dahlson, a director of the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. The Company paid Jackson Walker L.L.P. $37,327 in legal fees during 2003.

PART IV

Item 13. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

2.1	Agreement and Plan of Merger, dated as of July 31, 2003, by and among GPX Acquisition, LLC, a Texas limited liability company, The Entity, Inc., a Colorado corporation, Larry M. Carr, GPX Partners, L.L.C. (“GPX”), a Texas limited liability company, and all of the members of GPX (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2003).
2.2	Agreement and Plan of Merger, dated as of July 31, 2003, by and among TEI, Acquisition, Inc., a Nevada corporation, The Entity, Inc., a Colorado corporation, Larry M. Carr, Boundless Motor Sports Racing, Inc., a Nevada corporation (“Boundless”), and all of the shareholders of Boundless (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2003).
2.3	Stock Purchase Agreement, dated as of August 13, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*
2.4	Amendment No. 1 to Stock Purchase Agreement, dated as of October 2, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*
2.5	Asset Purchase Agreement, dated as of August 13, 2003, by and among Finger Lake International, Inc., a New York corporation (“Seller”), Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, being all of the shareholders of Seller, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*
2.6	Amendment No. 1 to Asset Purchase Agreement, dated as of October 3, 2003, by and among Finger Lake International, Inc., a New York corporation (“Seller”), Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, being all of the shareholders of Seller, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*
2.7	Contract of Sale dated as of August 13, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*
2.8	Amendment No. 1 to Contract of Sale dated as of October 3, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*
2.9	Stock Purchase Agreement, dated as of August 12, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company.*
2.10	Amendment No. 1 to Stock Purchase Agreement, dated as of November 28, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company.*
3.1	Amended and Restated Bylaws.*
10.1	Promissory Note dated June 3, 2003, in the principal amount of $50,000 issued by the Company as maker to Mr. Paul Kruger as payee.*
10.2	Promissory Note dated July 1, 2003, in the principal amount of $600,000 issued by the Company as maker to Mr. Paul Kruger as payee.*
10.3	Promissory Note dated June 26, 2003, in the principal amount of $600,000 issued by World of Outlaws, Inc., a Texas corporation, as maker to the Company as payee.*
10.4	Amendment No. 1 to Promissory Note dated as of October 30, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company.*
10.5	Amendment No. 2 to Promissory Note dated as of November 28, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company.*
10.6	Pledge Agreement dated as of June 26, 2003 by and between the Company and Ted Johnson.*
10.7	Promissory Note dated January 23, 2004 by and between the Company and SXJE, LLC. *

10.8	Guaranty dated January 23, 2004 by Paul Kruger in favor of SXJE, LLC. *
31.1	Rule 13a-14(a)/15d-14(a) Certifications.*
32.1	Section 1350 Certifications.*

*Filed herewith

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003: (1) Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2003 reporting, under Items 5 and 7, the Company’s one for 100 reverse stock split; (2) Form 8-K filed with the SEC on August 8, 2003 reporting, under Items 1, 2 ,5 and 7, the acquisitions of Boundless and GPX; (3) Form 8-K/A filed with the SEC on October 15, 2003 reporting, under Item 7, the pro forma financial information related to the acquisitions of Boundless and GPX and (4) Form 8-K/A filed with the SEC on January 10, 2004 reporting, under Item 7, the pro forma financial information related to the acquisitions of Boundless and GPX; (5) Form 8-K filed on January 13, 2004 reporting, under Item 5, the anticipated filing date for the Company’s Form 10-KSB; and (6) Form 8-K filed on January 28, 2004 reporting, under Item 5, a revised anticipate filing date for the Company’s Form 10-KSB.

Item 14. Principal Accountant Fees and Services

For the period since inception (May 2003) through September 30, 2003, the Company has accrued $33,000 related to audit fees and paid $2,900 of audit fees relating to disclosure requirements. No other fees were billed or have been accrued.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOUNDLESS MOTOR SPORTS RACING, INC. (Registrant)

Date: January 29, 2004	/s/ Paul A. Kruger

Paul A Kruger, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2004	/s/ Paul A. Kruger

Paul A. Kruger, Director

Date: January 29, 2004	/s/ Leslie Wulf

Leslie Wulf, Director

Date: January 29, 2004	/s/ Bobby Hartslief

Bobby Hartslief, Director

Date: January 29, 2004	/s/ Richard F. Dahlson

Richard F. Dahlson, Director

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Boundless Motor Sports Racing, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheet of Boundless Motor Sports Racing, Inc. (a development stage Company) as of September 30, 2003 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the period of inception (May 12, 2003) through September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boundless Motor Sports Racing, Inc. at September 30, 2003, and the results of their operations and their cash flows for the period of inception (May 12, 2003) through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [1] to the consolidated financial statements, the Company is in the development stage and has no current viable operations, has minimal cash and current liabilities exceed current assets by $386,714, which raises a substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is dependent on its ability to attain additional capital and to attain future profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed BDO Seidman, LLP)

January 13, 2004
Dallas, Texas

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Balance Sheet
September 30, 2003

Assets
Current Assets
Cash and cash equivalents	$615
Notes receivable	612,047
Other current assets	9,047

Total Current Assets	621,709
Property and equipment, net	55,135
Intangible assets	23,429
Other assets	6,109

Total Assets	$706,382

Liabilities
Current Liabilities
Accounts payable trade	$305,651
Accrued liabilities	46,113
Notes payable to shareholder	656,659

Total Current Liabilities	1,008,423
Shareholders’ Deficit
Common Stock: 15,740,500 shares outstanding $0.0001 par value	1,574
Additional paid in capital	171,002
Deficit accumulated during development stage	(474,617)

Total Shareholders’ Deficit	(302,041)

Total Liabilities and Shareholders’ Deficit	$706,382

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Statement of Operations
Period of Inception (May 12, 2003) through
September 30, 2003

Revenue	$—
Operating Expenses
General and administrative	493,275
Depreciation and amortization	2,108

Total Operating Expenses	495,384
Other (Expenses) Income
Interest income	12,047
Interest expense	(6,661)
Other income	15,381

Total Other Income	20,767

Basic Net Loss	$(474,617)

Net Loss per Share	$(0.03)

Weighted average of number of shares outstanding	15,740,500

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Statement of Shareholders’ Deficit
Period of Inception (May 12, 2003) through September 30, 2003

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, (May 2003, date of inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(474,617)	(474,617)
Issuance of Founders Shares	13,461,200	—	216,000	—	216,000
Retirement of Founders Shares	(13,461,200)	—	—	—	—
Issuance of Common Stock in relation to Merger between The Entity Inc., Boundless Motor Sports Racing, Inc. and GPX Partners LLC	15,740,500	1,574	(44,998)	—	(43,424)

Balance, September 30, 2003	15,740,500	$1,574	$171,002	$(474,617)	$(302,041)

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Statement of Cash Flows
Period of Inception (May 12, 2003) through September 30, 2003

Cash Flows from Operating Activities:
Net Loss	$(474,617)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,108
Accrued Interest Income	(12,047)
Increase (decrease) in cash from changes in:
Accounts Payable — Trade	270,552
Accrued Liabilities	21,018
Other Current Assets	(9,047)
Other Long Term Assets	(6,109)

Cash Used in Operating Activities	(208,142)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(57,243)
Issuance of Note Receivable	(600,000)

Cash Used in Investing Activities	(657,243)
Cash Flows from Financing Activities:
Initial Equity Investment	216,000
Promissory Notes from Shareholder	650,000

Cash Provided by Financing Activities	866,000
Cash at Beginning of Period	—

Cash at Ending of Period	$615

Supplemental Cash Flow Information:
Cash paid for interest	$7

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Notes to Consolidated Financial Statements
(Development Stage)
September 30, 2003

NOTE 1 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $474,617 in 2003. As of September 30, 2003, the Company had minimal cash and current liabilities exceeded current assets by $386,714.

The future success of the Company is dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 2 — THE COMPANY

Nature of Business

Moonstone, Inc., (“Moonstone”) was incorporated July 7, 1983 under the laws of Colorado for the primary purpose of seeking acquisitions of business or properties, without limitation as to geographic location or type of business. The Articles of Incorporation and Bylaws were amended when Moonstone, Inc. a publicly traded shell, merged with The Entity, Inc. Moonstone the surviving entity, soon thereafter changed its name to The Entity, Inc.

On July 31, 2003, in connection with the acquisition by The Entity, Inc. of Boundless Motor Sports Racing, Inc., a Nevada corporation (Boundless), and GPX Partners, L.L.C., a Texas limited liability company (GPX), The Entity, Inc. issued an aggregate of 14,926,400 shares of The Entity, Inc.’s common stock to the former shareholders of Boundless and members of GPX (collectively, the “Former Owners”). These shares were issued on a post-split basis (i.e., effective after the one for 100 reverse stock split of The Entity, Inc. effected on August 12, 2003). As a result of these transactions, the Former Owners, as a group, acquired control of The Entity, Inc. through their aggregate holdings of approximately 94.8% of the voting securities of The Entity, Inc.. Three of the major members of GPX were also major shareholders of Boundless.

On July 31, 2003, in connection with the acquisition of Boundless and GPX, The Entity, Inc. changed its name to Boundless Motor Sports Racing, Inc (the “Company”). This name change was effected on August 12, 2003.

Boundless Merger

On July 31, 2003 the Company entered into an Agreement and Plan of Merger (the “Boundless Merger Agreement”), by and among the Company, Boundless, the shareholders of Boundless and TEI Acquisition, Inc., a wholly-owned subsidiary of the Company (TEI), pursuant to which, TEI merged with and into Boundless and Boundless emerged from the merger as the surviving corporation and a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Boundless Merger Agreement, (i) each outstanding share of the capital stock of Boundless held in its treasury was canceled and retired, (ii) the remaining 13,461,200 outstanding shares of capital stock of Boundless were converted into the right to receive an aggregate of 13,461,200 shares of the Company’s common stock, on a post-split basis. The structure of the Boundless Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and Boundless, or any affiliate, director, or officer of the Company, or any associate of any such director of officer.

The shares issued to the former shareholders of Boundless were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

GPX Partners, L.L.C.

On July 31, 2003, the Company entered into an Agreement and Plan of Merger (the “GPX Merger Agreement”), by and among the Company, GPX, the members of GPX and GPX Acquisition, Inc., a wholly-owned subsidiary of the Company (GAI), pursuant to which, GAI merged with and into GPX and GPX emerged from the merger as the surviving corporation and a wholly-owned subsidiary of the Company.

Pursuant to the terms of the GPX Merger Agreement, the outstanding membership interests of GPX were converted into the right to receive an aggregate of 1,465,200 shares of the Company’s common stock, on a post-split basis, and GPX became a wholly owned subsidiary of the Company. The structure of the GPX Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and GPX, or any affiliate, director, or officer of the Company, or any associate of any such director of officer. The shares issued to the former shareholders of Boundless were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

The Company is currently devoting substantially all of its efforts to establishing the business and is therefore in the development stage.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Number 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

Use of Estimates

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

Net Loss Per Share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of September 30, 2003, the Company believes there is no impairment of property and equipment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boundless Motor Sports Racing, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over the respective estimated useful lives. As of September 30, 2003, the Company believes that there is no impairment of intangible assets.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123’s transition provisions and required disclosures. The adoption of SFAS 148 had no impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies the consolidation requirements of variable interest entities. The adoption of FIN 46 had no effect on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities “ (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Instruments with Characteristics of Both Debt and Equity” (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) Mandatorily redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company’s own shares that obligate the company to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on our financial position, results of operations, or cash flows.

NOTE 4 — NOTES RECEIVABLE

In June 2003, the Company executed a promissory note with World of Outlaws, Inc. in the amount of $600,000. The note is unsecured, bears interest at 8% and was due in December 2003. In October 2003, the promissory note was amended to include an additional $600,000. The interest rate was changed to 4.25% and the note is due in May 2004. As of September 30, 2003, management believes this note receivable is fully collectible.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2003

Computers	$37,458
Office Furniture	9,524
Office Equipment	10,261

57,243
Less Accumulated Depreciation	2,108

Property and Equipment, Net	$55,135

Depreciation expense for the period of inception (May 12, 2003) through September 30, 2003 was $2,108.

NOTE 6 — RELATED PARTY TRANSACTIONS

Note Payable to Shareholder

Paul Kruger, Chairman and CEO, as of the date of this filing has provided nearly $2.2 million in funding for the Company, of which, $1,965,000 is in the form of promissory notes.

The amount lent as of September 30, 2003, including accrued interest is $656,659. These notes accrue interest at a rate of 4% per annum. The entire principal balance, and accrued interest on these Notes are payable in full on July 1, 2004; provided, however, that notwithstanding the above, the principal balance and accrued but unpaid interest on these Notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million.

Other Related Party Transactions

Mr. Kruger also owns interest in an Aircraft Charter company, Hildalgo Trading, LLC, that the Company utilizes for travel services. The Company has spent nearly $23,000 in utilizing this aircraft charter service during the 2003 fiscal year.

Mr. Kruger also leases an aircraft to Business Jet, another company that the Company utilizes for travel services. The Company has spent nearly $66,000 with Business Jet for aircraft charter services during the 2003 fiscal year.

Mr. Dahlson, a director of the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. The Company paid Jackson Walker L.L.P. $37,327 in legal fees during 2003.

NOTE 7 — INCOME TAXES:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

The Company accounts for income taxes under Financial Accounting Standards Number 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

At September 30, 2003, the Company had net operating loss carry forwards of approximately $475,000 for federal income tax purposes. Net operating loss carry forwards generated prior to the merger, of approximately $120,000, of The Entity, Inc. will be limited due to change in control regulations under the Internal Revenue Code.

A reconciliation of the difference between the expected income tax benefit at the U.S. federal statutory corporate tax rate and the Company’s effective tax benefit for the period since inception (May 2003) through September 30, 2003 is as follows:

	Amount	Rate

Income tax benefit	$161,370	34%
Valuation allowance	(161,370)	(34%)

Income tax provision	$—	—

NOTE 8 — COMMITMENTS

The Company has entered into a 72 month lease for 5,200 square feet of office space which it utilizes as its corporate headquarters at 1801 Gateway Blvd, Suite 105, Richardson, TX 75080.

Total scheduled future minimum lease payments, under this operating lease is as follows:

Year Ending
2004	$42,763
2005	73,308
2006	73,308
2007	73,308
2008	73,308
Thereafter	61,090

$397,085