Form 10QSB
period 2003-12-31
BOUNDLESS MOTOR SPORTS RACING INC
filed 2004-02-13
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended December 31, 2003

33-5203-D
(Commission File Number)

BOUNDLESS MOTOR SPORTS RACING, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of Incorporation)	84-0953839 (IRS Employer Identification No.)

2500 McGee Drive, Suite 147
Norman, Oklahoma 73072
(Address of principal executive offices) (Zip Code)

Issuer telephone number, including area code: (972) 783-8500

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☒ Yes ☐ No

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

As of February 12, 2004, 17,382,168 of the Issuer’s $.0001 par value common stock were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2003 (Unaudited) and September 30, 2002	3
Consolidated Statements of Operations for the Three Months Ended December 31,2003 and from Inception (May 12, 2003) through December 31, 2003 (Unaudited)	4
Consolidated Statements of Stockholders' Equity (Deficit) for the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through December 31, 2003 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through December 31, 2003 (Unaudited)	6
Notes to Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3. CONTROLS AND PROCEDURES	16
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES	18
Rule 13a-14(a)/15d-14(a) Certifications
Rule 13a-14(a)/15d-14(a) Certifications
Section 1350 Certifications
Section 1350 Certifications

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Balance Sheets
As of December 31, 2003 and September 30, 2003

	(Unaudited)	(Audited)
	December 31, 2003	September 30, 2003
Assets
Current Assets
Cash and cash equivalents	$31,709	$615
Notes receivable	1,216,732	612,047
Other current assets	11,094	9,047

Total Current Assets	1,259,535	621,709
Deposits	5,175,002	—
Property and equipment, net	50,770	55,135
Intangible assets	23,429	23,429
Other assets	6,109	6,109

Total Assets	$6,514,845	$706,382

Liabilities
Current Liabilities
Accounts payable trade	$130,557	$305,651
Accrued liabilities	16,798	46,113
Notes payable to shareholder	1,986,637	656,659

Total Current Liabilities	2,133,992	1,008,423
Shareholders’ Equity (Deficit)
Preferred Stock: $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 17,382,168 issued and outstanding on December 31, 2003 and 15,740,500 issued and outstanding on September 30, 2003.	1,738	1,574
Additional paid in capital	5,095,842	171,002
Deficit accumulated during development stage	(716,727)	(474,617)

Total Shareholders’ Equity (Deficit)	4,380,853	(302,041)

Total Liabilities and Shareholders Equity (Deficit)	$6,514,845	$706,382

The accompanying notes are an integral part of these consolidated financial statements.

(Development Stage)
Consolidated Statements of Operations

For the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through
December 31, 2003
(Unaudited)

		Inception (May 12, 2003)
	Three months ended	Through
	December 31, 2003	December 31, 2003
Revenue	$—	$—
Operating Expenses
General and administrative	227,452	720,728
Depreciation and amortization	4,365	6,473

Total Operating Expenses	231,817	727,201
Other (Expenses) Income
Interest income	4,685	16,732
Interest expense	(14,978)	(21,639)
Other income	—	15,381

Total Other (Expense) Income	(10,293)	10,474

Net Loss	$(242,110)	$(716,727)

Net Loss per Share	$(0.01)	$(0.04)

Weighted average of number of shares outstanding	17,088,870	16,272,904

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through
December 31, 2003
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, (May 12, 2003, date of inception)	—	$—	$—	$—	$—
Net Loss	—	—	—	(474,617)	(474,617)
Issuance of Founders Shares	13,461,200	—	216,000	—	216,000
Retirement of Founders Shares	(13,461,200)	—	—	—	—
Issuance of Common Stock in relation to Merger between The Entity Inc., Boundless Motor Sorts Racing Inc. and GPX Partners, LLC	15,740,500	1,574	(44,998)	—	(43,424)

Balance, September 30, 2003	15,740,500	1,574	171,002	(474,617)	(302,041)
Net Loss	—	—	—	(242,110)	(242,110)
Issuance of common shares	1,641,668	164	4,924,840	—	4,925,004

Balance, December 31, 2003	17,382,168	$1,738	$5,095,842	($716,727)	$4,380,853

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through
December 31, 2003
(Unaudited)

		Inception (May 12, 2003)
	Three months ended	Through
	December 31, 2003	December 31, 2003
Cash Flows from Operating Activities:
Net Loss	$(242,110)	$(716,727)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,365	6,473
Accrued interest income	(4,685)	(16,732)
Increase (decrease) in cash from changes in:
Accounts Payable Trade	(175,094)	95,458
Accrued Liabilities	(14,337)	6,681
Other Current Assets	(2,047)	(11,094)
Other Long Term Assets	—	(6,109)

Cash Used in Operating Activities	(433,908)	(642,050)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	—	(57,243)
Advances on Acquisitions	(500,000)	(500,000)
Issuance of Note Receivable	(600,000)	(1,200,000)

Cash Used in Investing Activities	(1,100,000)	(1,757,243)
Cash Flows from Financing Activities:
Initial Equity Investment	—	216,000
Issuance of Common Stock	250,002	250,002
Promissory Notes from Shareholder	1,315,000	1,965,000

Cash Provided by Financing Activities	1,565,002	2,431,002
Net Increase in Cash	31,094	31,709
Cash and Cash Equivalents at Beginning of Period	615	—

Cash and Cash Equivalents at End of Period	$31,709	$31,709

Non Cash Financing Activities:
Issuance of Common Stock	$4,675,002	$4,675,002

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Notes to Consolidated Financial Statements
(Development Stage)
December 31, 2003

NOTE 1 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $242,110 for the three month period ended December 31, 2003 and has an accumulated deficit of $716,727 as of December 31, 2003.

The future success of the Company is dependent on its ability to obtain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 2 — THE COMPANY

Nature of Business

Moonstone, Inc., (“Moonstone”) was incorporated July 7, 1983 under the laws of Colorado for the primary purpose of seeking acquisitions of business or properties, without limitation as to geographic location or type of business. The Articles of Incorporation and Bylaws were amended when Moonstone, Inc. a publicly traded shell, merged with The Entity, Inc. Moonstone, the surviving entity, soon thereafter changed its name to The Entity, Inc.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding. The Company has not issued any stock equivalents.

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

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of December 31, 2003, the Company believes there is no impairment of property and equipment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boundless Motor Sports Racing, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over the respective estimated useful lives. As of December 31, 2003, the Company believes that there is no impairment of intangible assets.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123’s transition provisions and required disclosures. The adoption of SFAS 148 had no impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies the consolidation requirements of variable interest entities. The adoption of FIN 46 had no effect on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Instruments with Characteristics of Both Debt and Equity” (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) Mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company’s own shares that obligate the company to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on our financial position, results of operations, or cash flows.

NOTE 4 — NOTES RECEIVABLE

In June 2003, the Company executed a promissory note with World of Outlaws, Inc. in the amount of $600,000. The note is unsecured, bears interest at 8% and was due in December 2003. In October 2003 the promissory note was amended to include an additional loan of $600,000. The interest rate was changed to 4.25% and the note is due in May 2004.

NOTE 5 — DEPOSITS

As of December 31, 2003, The Company, had put on deposit $500,000 with and issued 1,558,334 shares of common stock, valued at $3.00 per share to, the sellers of Dirt Motorsports, Inc., to be applied toward the purchase price at closing.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003

Computers	$37,458
Office Furniture	9,524
Office Equipment	10,261

57,243
Less Accumulated Depreciation	6,473

Property and Equipment, Net	$50,770

Depreciation expense for the three month period ended December 31, 2003 was $4,365.

NOTE 7 — RELATED PARTY TRANSACTIONS

Note Payable to Shareholder

Paul Kruger, Chairman and CEO, as of the date of this filing has provided approximately $2.2 million in funding for the Company, of which, $1,965,000 is in the form of promissory notes.

The amount lent by Mr. Kruger as of December 31, 2003, including accrued interest, is $1,986,637. These notes accrue interest at a rate of 4% per annum. The entire principal balance, and accrued interest on these notes, are payable in full on July 1, 2004; provided, however, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million.

Other Related Party Transactions

Mr. Kruger leases an aircraft to Business Jet, a company that the Company utilizes for travel services. The Company spent approximately $27,000 with Business Jet for aircraft charter services during the quarter ended December 31, 2003.

Mr. Dahlson, a director of the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. The Company paid Jackson Walker L.L.P. $20,000 in legal fees during the three month period ended December 31, 2003.

NOTE 8 — INCOME TAXES:

The Company has made no provision for income taxes because there have been no operations creating income for financial statement or tax purposes.

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

At December 31, 2003, the Company had net operating loss carry forwards of approximately $717,000 for federal income tax purposes. Net operating loss carry forwards generated prior to the merger, of approximately $120,000, of The Entity, Inc. will be limited due to change in control regulations under the Internal Revenue Code.

A reconciliation of the difference between the expected income tax benefit at the U.S. federal statutory corporate tax rate and the Company’s effective tax benefit for the period since inception (May 2003) through December 31, 2003 is as follows:

	Amount	Rate
Income tax benefit	$243,687	34%
Valuation allowance	(243,687)	(34%)

Income tax provision	$—	—

The income tax benefit is the result of the Company’s net operating loss carry forwards. The valuation allowance has been provided due to the uncertainty that the Company will generate future operations to utilize this net operating loss carry forward.

NOTE 9 — COMMITMENTS

The Company’s subsidiary has entered into a 72 month lease for 5,200 square feet of office space at 1801 Gateway Blvd, Suite 105, Richardson, TX 75080.

Total scheduled future minimum lease payments, under this operating lease is as follows:

Year Ending
2004	$42,763
2005	73,308
2006	73,308
2007	73,308
2008	73,308
Thereafter	61,090

$397,085

NOTE 10 — SUBSEQUENT EVENTS

Notes Receivable

In January 2004, the promissory note with World of Outlaws, Inc., (See note 4), was amended to include an additional $250,000. The interest rate is 4.25% and the note is due in May 2004. On February 4, 2004, the world of Outlaws acquisition was completed. The note receivable balance of $1,450,000 plus accrued interest of $21,815 was applied to the purchase price of the assets acquired.

Deposits

Subsequent to December 31, 2003 an additional $500,000 has been placed on deposit with the sellers of Dirt Motorsports, Inc. (See note 5).

Borrowings

On January 23, 2004, the Company borrowed $1,000,000 from SXJE, LLC. This loan bears interest at an initial rate of six percent (6%) per annum, increasing to twelve percent (12%) per annum on May 23, 2004. The loan matures on January 23, 2005, but provides for prepayment following the closing of an offering of at least $4,000,000. The loan is to be secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger. Further Mr. Kruger has agreed to lend up to an additional $2,000,000 to the Company, the terms of which are to be determined by mutual agreement of the Company and Mr. Kruger.

World of Outlaws Asset Purchase

On February 4, 2004, The Company finalized the acquisition of substantially all the assets of World of Outlaw. In exchange for the assets acquired, the Company paid to Mr. Johnson $5,000,000, which amount was offset by $1,471,814.73 in cash advances, plus interest, provided by the Company to WoO in connection with the Stock

Purchase Agreement and $525,000 in deposits WoO had received for sanctioning of future sprint car racing events. The net purchase price of $3,003,185.27, was paid by a twelve month promissory note bearing interest at the rate of seven percent (7%) per annum, with principal payments on the note due in the following increments: (a) $100,000 on March 1, 2004, (b) $400,000 on May 1, 2004, (c) $500,000 on September 1, 2004, with the remaining principal balance due on maturity; and accrued interest being due and payable quarterly. Payments on the promissory note are secured by the assets that were acquired from WoO, plus all future assets acquired by WOWI. The promissory note is also guaranteed by Mr. Paul A. Kruger, the Company’s Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

Boundless Motor Sports Racing, Inc. (the “Company”) was incorporated under the laws of the State of Colorado and is focusing its efforts on developing a dirt track style racing and sports entertainment company, that seeks to acquire and operate motor sports sanctioning bodies and venues.

The Company is a Development Stage Company, thus, no ongoing operations were conducted and no revenues were generated during the three month period ended December 31, 2003. Operating expenses incurred were general and administrative expenses associated with maintaining the Company while initiating its business plan.

As an accounting reporting entity, the Company, was not in existence during the three month period ended December 31, 2002, so no prior year comparisons are available. During the quarter ended on December 31, 2003, the Company incurred $231,817 in operating expenses. The Company had a loss from operations for the three months ended December 31, 2003 of $242,110 and an associated loss per share of $0.01.

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

In pursuing its, business plan, The Company has entered into definitive agreements to acquire DIRT Motorsports, Inc. (DIRT), and World of Outlaws, Inc. (WoO), both of which companies are dirt-track style racing sanctioning bodies. In addition to sanctioning dirt-track style races, DIRT also owns and operates two racing facilities, and operates an additional three leased facilities, which are included in the pending DIRT transaction.

The Company additionally has established and sanctioned a new Late Model Dirt Racing Car Series (Series) for the 2004 racing season. This Series’ first race was held on February 03, 2004 and is independent of the aforementioned acquisitions of DIRT and WoO.

On February 4, 2004, The Company finalized the acquisition of substantially all the assets of World of Outlaw. In exchange for the assets acquired, the Company paid to Mr. Johnson $5,000,000, which amount was offset by $1,471,814.73 in cash advances, plus interest, provided by the Company to WoO in connection with the Stock Purchase Agreement and $525,000 in deposits WoO had received for sanctioning of future sprint car racing events. The net purchase price of $3,003,185.27, was paid by a twelve month promissory note bearing interest at the rate of seven percent (7%) per annum, with principal payments on the note due in the following increments: (a) $100,000 on March 1, 2004, (b) $400,000 on May 1, 2004, (c) $500,000 on September 1, 2004, with the remaining principal balance due on maturity; and accrued interest being due and payable quarterly. Payments on the promissory note are secured by the assets that were acquired from WoO, plus all future assets acquired by WOWI. The promissory note is also guaranteed by Mr. Paul A. Kruger, the Company’s Chief Executive Officer.

Additionally, during the three month period ended December 31, 2003, The Company had put on deposit $500,000 with and issued 1,558,334 shares of common stock, valued at $3.00 per share to, the sellers of DIRT, to be applied toward the purchase price at closing. Since December 31, 2003 an additional $500,000 has been placed on deposit to also be applied towards the purchase price at closing.

Liquidity and Capital Resources

The Company’s primary source of funding through December 31, 2003 has been from Chairman and CEO, Paul A. Kruger, via a combination of an original equity investment in the Company and subsequent promissory notes. As of the date of this filing, Mr. Kruger has provided nearly $2.2 million in funding for the Company, of which, $1,965,000 is in the form of promissory notes as of December 31, 2003. These notes accrue interest at a rate of 4% per annum. The entire principal balance, and accrued interest on these notes are payable in full on July 1, 2004; provided, however, that notwithstanding the above, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. These notes are to be secured by certain assets of the Company and its subsidiaries.

On January 23, 2004, the Company borrowed $1,000,000 from SXJE, LLC. This loan bears interest at an initial rate of six percent (6%) per annum, increasing to twelve percent (12%) per annum on May 23, 2004. The loan matures on January 23, 2005, but provides for prepayment following the closing of an offering of at least $4,000,000. The loan is to be secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger. Further Mr. Kruger has agreed to lend up to an additional $2,000,000 to the Company, the terms of which are to be determined by mutual agreement of the Company and Mr. Kruger.

Management is currently seeking additional funding in the forms of loans, equity investments, or a combination thereof to complete the acquisitions of DIRT, pay-off the promissory note issued in the WoO transaction, and operate the new Late Model Series. Approximately $9,000,000 is needed to complete these goals.

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

As the future success of the Company is likely dependent on its ability to fund operations and close the transactions described herein, the Company’s ability to continue as a going concern maybe in question.

The following table summarizes our contractual obligations as of December 31, 2003.

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating Leases	$397,085	$42,763	146,616	146,616	61,090
Notes Payable and Accrued Interest	$1,986,637	$1,986,637	—	—	—

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123’s transition provisions and required disclosures. The adoption of SFAS had no impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies the consolidation requirements of variable interest entities. The adoption of FIN 46 had no effect on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 had no impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Instruments with Characteristics of Both Debt and Equity” (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) mandatorily redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) freestanding written put options and forward purchase contracts on a company’s own shares that obligate the company to deliver cash or other assets, and 3) contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The effective date of SFAS 150 has been deferred indefinitely. The adoption of SFAS No. 150 had no impact on our financial position, results of operations or cash flows.

Item 3. Controls and Procedures

Prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

2.1	Asset Purchase Agreement, dated as of February 4, 2004, by and among World Of Outlaws, Inc. a Texas corporation, Ted Johnson, Boundless Motor Sports Racing, Inc., a Colorado corporation, and WOWI Acquisition, Inc., a Texas corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).
2.2	Amendment No. 1 to Contract of Sale dated as of October 3, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
2.3	Stock Purchase Agreement, dated as of August 12, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
2.4	Amendment No. 1 to Stock Purchase Agreement dated as of November 28, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.10 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
10.1	Promissory Note dated as of February 4, 2004. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).
10.2	Security Agreement dated as of February 4, 2004, by and between WOWI Acquisition, Inc., a Texas corporation, and World of Outlaws, Inc (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).
10.3	Amendment No. 1 to Promissory Note dated as of October 30, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
10.4	Amendment No. 2 to Promissory Note dated as of November 28, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
10.5	Pledge Agreement dated as of June 26, 2003 by and between the Company and Ted Johnson. (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
10.6	Promissory Note dated January 23, 2004 by and between the Company and SXJE, LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
10.7	Guaranty dated January 23, 2004 by Paul Kruger in favor of SXJE, LLC. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).
31.1	Rule 13a-14(a)/15d-14(a) Certifications.*
31.2	Rule 13a-14(a)/15d-14(a) Certifications.*
32.1	Section 1350 Certifications.*

32.2	Section 1350 Certifications.*
99.1	Press Release dated February 5, 2004 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

*Filed herewith

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003: (1) Form 8-K/A filed with the SEC on October 15, 2003 reporting, under Item 7, the pro forma financial information related to the acquisitions of Boundless and GPX and (2) Form 8-K/A filed with the SEC on January 10, 2004 reporting, under Item 7, the pro forma financial information related to the acquisitions of Boundless and GPX; (3) Form 8-K filed on January 13, 2004 reporting, under Item 5, the anticipated filing date for the Company’s Form 10-KSB; (4) Form 8-K filed on January 28, 2004 reporting, under Item 5, a revised anticipate filing date for the Company’s Form 10-KSB and (5) Form 8-k filed on February 10, 2004 reporting under Item 2, reporting the acquisition of the assets of World of Outlaws.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOUNDLESS MOTOR SPORTS RACING, INC. (Registrant)
Date: February 13, 2004	/s/ Paul A. Kruger
Paul A Kruger, Chief Executive Officer

Date: February 13, 2004	/s/ Thomas L. Earnshaw
Chief Financial Officer