Form 10QSB
period 2004-03-31
BOUNDLESS MOTOR SPORTS RACING INC
filed 2004-05-27
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

33-5203-D
(Commission File Number)

BOUNDLESS MOTOR SPORTS RACING, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of Incorporation)	84-0953839 (IRS Employer Identification No.)

2500 McGee Drive, Suite 147
Norman, Oklahoma 73072
(Address of principal executive offices) (Zip Code)

Issuer telephone number, including area code: (405) 360-5047

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☑  Yes     ☐  No

Transitional Small Business Disclosure Format:   ☐  Yes     ☑  No

As of May 27, 2004, 17,432,168 of the Issuer’s $.0001 par value common stock were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and September 30, 2003 (Audited)	3
Consolidated Statement of Operations for the Three Months Ended March 31, 2004 (Unaudited)	4
Consolidated Statement of Operations for the Six Months Ended March 31, 2004 (Unaudited)	5
Consolidated Statement of Shareholders’ Equity (Deficit) for the Six Months Ended March 31, 2004 (Unaudited)	6
Consolidated Statement of Cash Flows for the Six Months Ended March 31, 2004 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. CONTROLS AND PROCEDURES	19
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURES	22
Asset Purchase Agreement
Amendment
Credit Agreement
Promissory Note
Security Agreement
Promissory Note (SX)
Extension Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Boundless Motor Sports Racing, Inc.
Consolidated Balance Sheets
As of March 31, 2004 and September 30, 2003

	(Unaudited)	(Audited)
	March 31, 2004	September 30, 2003
Assets
Current Assets
Cash	$18,062	$615
Inventory	52,475	—
Notes receivable	—	612,047
Prepaid expense	60,381	9,047
Other current assets	99,596	—

Total Current Assets	230,514	621,709
Deposits	5,682,011	—
Property and equipment, net	230,796	55,135
Intangible assets	5,049,628	23,429
Other assets	675	6,109

Total Assets	$11,193,624	$706,382

Liabilities
Current Liabilities
Accounts payable trade	$450,092	$305,651
Accrued liabilities	363,868	46,113
Deferred revenue	606,545	—
Notes payable	6,217,196	656,659

Total Current Liabilities	7,637,701	1,008,423
Shareholders’ Equity (Deficit)
Preferred Stock: $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 17,382,168 and 15,740,500 issued and outstanding on March 31, 2004 and September 30, 2003, respectively	1,738	1,574
Additional paid in capital	5,095,842	171,002
Accumulated Deficit	(1,541,657)	(474,617)

Total Shareholders’ Equity (Deficit)	3,555,923	(302,041)

Total Liabilities and Shareholders Equity (Deficit)	$11,193,624	$706,382

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2004
(Unaudited)

Revenue
Sanction and entry fees	$190,582
Sponsorship and advertising	20,455
Merchandise sales	92,377
Other	9,449

Total revenues	312,863
Operating expenses
Cost of merchandise	44,348
Appearance fees	243,605
Salaries, wages and benefits	340,572
General and administrative	435,102
Depreciation and amortization	14,405

Total operating expenses	1,078,032

Operating loss	(765,169)
Other (expense) income
Interest income	5,083
Interest expense	(64,844)

Total other expense	(59,761)

Net loss	$(824,930)

Net loss per share	$(0.05)

Weighted average of number of shares outstanding	17,382,168

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statement of Operations
For the Six Months Ended March 31, 2004
(Unaudited)

Revenue
Sanction and entry fees	$190,582
Sponsorship and advertising	20,455
Merchandise sales	92,377
Other	9,449

Total revenues	312,863
Operating expenses
Cost of merchandise	44,348
Appearance fees	243,605
Salaries, wages and benefits	416,841
General and administrative	586,286
Depreciation and amortization	18,770

Total operating expenses	1,309,850

Operating loss	(996,987)
Other (expenses) income
Interest income	9,769
Interest expense	(79,822)

Total other expense	(70,053)

Net loss	$(1,067,040)

Net loss per share	$(0.06)

Weighted average of number of shares outstanding	17,225,747

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Six Months Ended March 31, 2004
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2003	15,740,500	$1,574	$171,002	$(474,617)	$(302,041)
Net loss	—	—	—	(1,067,040)	(1,067,040)
Stock issued in connection with DIRT acquisition	1,558,334	156	4,674,846	—	4,675,002
Sale of common stock	83,334	8	249,994	—	250,002

Balance, March 31, 2004	17,382,168	$1,738	$5,095,842	$(1,541,657)	$3,555,923

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2004
(Unaudited)

Cash flows from operating activities:
Net loss	$(1,067,040)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,770
Accrued interest income	2,278
Increase (decrease) in cash from changes in (excluding purchased assets):
Accounts payable trade	144,441
Accrued liabilities	327,524
Deferred revenue	81,545
Inventory	(52,475)
Prepaid expenses	(51,334)
Other current assets	(99,596)
Other long term assets	(1,575)

Cash used in operating activities	(697,462)
Cash flows from investing activities:
Purchase of property and equipment	(194,431)
Increase in intangibles associated with acquisition	(898,014)
Advances on acquisition	(1,000,000)

Cash used in investing activities	(2,092,445)
Cash flows from financing activities:
Issuance of common stock	250,002
Payments on notes payable	(390,000)
Issuance of notes payable	2,947,352

Cash provided by financing activities	2,807,354
Net cash provided	17,447
Cash at beginning of period	615

Cash at ending of period	$18,062

Supplemental non cash disclosures:
Issuance of common stock in connection with deposit for DIRT acquisition	$4,675,002

Payment of note receivable through acquisition	$612,047

Assumption of sanction deposits through acquisition	$525,000

Purchase price of acquisition funded through note payable	$3,003,185

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

NOTE 1 — THE COMPANY

Nature of Business

Moonstone, Inc., (Moonstone) was incorporated July 7, 1983 under the laws of Colorado for the primary purpose of seeking acquisitions of business or properties, without limitation as to geographic location or type of business. The Articles of Incorporation and Bylaws were amended when Moonstone, a publicly traded shell, merged with The Entity, Inc. Moonstone, the surviving entity, soon thereafter changed its name to The Entity, Inc.

On July 31, 2003, The Entity, Inc. acquired Boundless Motor Sports Racing, Inc., a Nevada corporation (Boundless), and GPX Partners, L.L.C., a Texas limited liability company (GPX). The acquisition was accounted for as a reverse acquisition and reflected in the financial statements as a recapitalization of Boundless. The pre-merger financial statements of Boundless have become the historical financial statements of the combined companies, and accordingly, the assets and liabilities of Boundless have been brought forward at their book value, no goodwill has been recognized, the accumulated deficit of Boundless has been brought forward, and common stock and additional paid-in capital of the combined companies have been retroactively restated to give effect to the exchange ratio as set forth in the merger agreement. Boundless was incorporated in May 2003 for the purpose of creating a racing and sports entertainment company primarily through the acquisition of existing motor sports sanctioning bodies and venues. The pre-merger financial statements of Boundless brought forward accordingly reflect a development stage enterprise with an inception date of May 12, 2003. In accordance with the merger agreement, The Entity, Inc. issued an aggregate of 14,926,400 shares of The Entity, Inc.’s common stock to the former shareholders of Boundless and members of GPX. These shares were issued on a post-split basis.

On July 31, 2003, in connection with the acquisition of Boundless and GPX, The Entity, Inc. changed its name to Boundless Motor Sports Racing, Inc (the Company). This name change was effected on August 12, 2003.

Boundless Merger

On July 31, 2003 the Company entered into an Agreement and Plan of Merger (the Boundless Merger Agreement), by and among the Company, Boundless, the shareholders of Boundless and TEI Acquisition, Inc., a wholly-owned subsidiary of the Company (TEI), pursuant to which, TEI merged with and into Boundless and Boundless emerged from the merger as the surviving corporation and a wholly-owned subsidiary of the Company.

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

GPX Partners, L.L.C.

On July 31, 2003, the Company entered into an Agreement and Plan of Merger (the GPX Merger Agreement), by and among the Company, GPX, the members of GPX and GPX Acquisition, Inc., a wholly-owned subsidiary of the

Company (GAI), pursuant to which, GAI merged with and into GPX and GPX emerged from the merger as the surviving corporation and a wholly-owned subsidiary of the Company.

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

The shares issued to the former members of GPX were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On February 4, 2004, as described in footnote 4, the Company finalized the acquisition of substantially all the assets of the World of Outlaws. Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore in the development stage until February 4, 2004. As a Development Stage Company, no ongoing operations were conducted and no revenues were generated prior to the acquisition. Operating expenses incurred during this period and for the periods up through February 4, 2004, were general and administrative expenses associated with maintaining the Company while the aforementioned acquisitions were pursued. Accounts payable at September 30, 2003 reflect amounts owed for these general and administrative expenses incurred such as postage and shipping, legal and accounting fees, travel expenses, and office utilities.

As an accounting reporting entity, the Company was not in existence during the three and six months ended March 31, 2003, therefore, no prior year comparisons are available.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,067,040 for the six month period ended March 31, 2004 and has an accumulated deficit of $1,541,657 as of March 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The future success of the Company is dependent on its ability to attain profitable operations or upon its ability to obtain additional capital. There can be no assurance that the Company will attain positive cash flows from operations or be successful in obtaining such financing.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Number 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Revenue Recognition and Deferred Revenue

The Company recognizes sanction fees upon the successful completion of a scheduled sanctioned race. Upon execution of a sanction agreement with race promoters and race track owners, the Company receives a sanction fee deposit in advance. Advance sanction deposits are deferred and recognized when earned upon the occurrence of the scheduled race event. In addition to the deposits received in connection with the execution of sanction agreements, the Company receives sanction advances from time to time that are also included in deferred revenue and recognized when earned. The Company recognizes revenue from sponsorship agreements when earned in the applicable racing season as set forth in the sponsorship agreement. Revenue from merchandise sales are recognized at the time of sale less any estimated returns and allowances, if any. Other revenues from royalties are recognized when earned.

Net Loss Per Share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding. The Company has not issued any stock equivalents, thus there is no diluted earnings per share or stock-based compensation disclosure.

Inventories

Inventories of retail merchandise are stated at the lower of cost or market. Shipping, handling and freight costs related to merchandise inventories are charged to cost of merchandise.

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

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of March 31, 2004, the Company believes there is no impairment of property and equipment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boundless Motor Sports Racing, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Purchase Accounting

The company accounted for its acquisition of the assets in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). SFAS no. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over the respective estimated useful lives. As of March 31, 2004, the Company believes that there is no impairment of intangible assets.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies the consolidation requirements of variable interest entities. The adoption of FIN 46 had no effect on our financial position, results of operations, or cash flows.

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

NOTE 4 – ACQUISITION

On February 4, 2004, the Company, through its wholly owned subsidiary WOWI Acquisition, Inc. (WOWI), finalized the acquisition of substantially all the assets of World of Outlaws, Inc. (WoO). In exchange for the assets acquired, the Company paid to WoO $5,000,000, which amount was offset by $1,450,000 in pre-acquisition cash advances, plus interest of $21,815 provided by the Company to WoO in connection with the Purchase Agreement and $525,000 in deposits WoO had received for sanctioning of future sprint car racing events. The net purchase price of $3,003,185, was paid by a twelve month promissory note bearing interest at the rate of seven percent (7%) per annum, with principal payments on the note due in the following increments: (a) $100,000 on March 1, 2004, (b) $400,000 on May 1, 2004, and (c) $500,000 on September 1, 2004, with the remaining principal balance due on maturity; and accrued interest due and payable quarterly. The promissory note is secured by the assets that were acquired from WoO, plus all future assets acquired by WOWI. The promissory note is also guaranteed by Mr. Paul A. Kruger, the Company’s Chief Executive Officer and significant shareholder.

The purchase was accounted for under the purchase method of accounting and accordingly the purchase price of $5,000,000, including estimated costs of acquisition of $220,000 was allocated as follows:

Transportation equipment	$184,926
Other equipment	8,875
Excess cost over fair value of net tangible assets acquired	5,026,199

$5,220,000

The allocation of the purchase price to transportation and other equipment was based upon estimated fair market values determined at the acquisition date. The Company recorded $5,026,199 in intangible assets in connection with the acquisition. The Company is in the process of evaluating the components of the intangible assets.

The following pro forma financial information presents a summary of the results of operations as if the acquisition had occurred on October 1, 2003:

	Three months ended	Six months ended
	March 31, 2004	March 31, 2004
Revenues	$312,863	$642,023
Expenses	1,220,150	2,038,490

Net loss	$(907,287)	$(1,396,467)

Net loss per share	$(0.05)	$(0.08)

Weighted average of number of shares outstanding	17,382,168	17,225,747

NOTE 5 – NOTES RECEIVABLE

In June 2003, the Company executed a promissory note with WoO in the amount of $600,000. The note was unsecured, and bore interest at 8% annually. In October 2003 the promissory note was amended to include an additional advance of $600,000 by the Company and the interest rate was changed to 4.25%. During January 2004 an additional $250,000 was advanced. As described in Footnote 4, the total amount advanced, $1,450,000 plus accrued interest of $21,815 was applied towards the purchase by the Company of substantially all the assets of the WoO.

NOTE 6 – DEPOSITS

The Company paid a deposit of $1,000,000 and issued 1,558,334 shares of common stock valued at $3.00 per share to the sellers of Dirt Motorsports, Inc. and its affiliates to be applied toward the purchase price upon consummation of the expected closing of the acquisition of Dirt Motorsports, Inc. and its affiliates by the Company. See Subsequent Events Footnote 15.

NOTE 7– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2004:

Transportation equipment	$184,926
Computers	37,458
Office furniture	9,524
Office equipment	10,261
Other	9,505

251,674
Less accumulated depreciation	(20,878)

Property and equipment, net	$230,796

     Depreciation expense for the three months and six months ended March 31, 2004 was $14,405 and $18,770, respectively.

NOTE 8 – INTANGIBLE ASSETS

At March 31, 2004, intangible assets are composed of (1) $5,026,199 representing the excess of cost over the fair value of the net assets acquired in connection with the acquisition of substantially all of the assets of WoO, and (2) $23,429 representing the actual costs incurred for the creation of blueprints, plans and drawings for documenting a conceptual raceway venue that the Company is contemplating constructing in the future for addition to its portfolio of motor sports entertainment assets and operations. As of March 31, 2004, the Company believes that there is no impairment of intangible assets.

NOTE 9 – NOTES PAYABLE

Notes payable at March 31, 2004 consisted of the following:

$2,903,185, 7% note payable to WoO, due February 3, 2005 after principal payments of $400,000 on May 1, 2004 and $500,000 on September 1, 2004. Secured by the assets of WOWI and the guarantee of Paul Kruger Chairman and CEO and a significant shareholder of the Company. Interest is payable quarterly. See Footnote 4 regarding the acquisition of WoO.

$2,194,011, 4% notes payable to Paul Kruger, Chairman and CEO and a significant shareholder of the Company. The note was amended on April 15, 2004 to accrue interest at a rate of 10%. The entire principal balance and accrued interest thereon are payable in full on July 1, 2004; provided, however, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. See related party Footnote 11.

$1,000,000, note payable dated January 23, 2004 due to SXJE, LLC. The note bears interest at an initial rate of 6% per annum, increasing to 12% per annum on May 23, 2004. The note matures on January 23, 2005, but provides for prepayment following the closing of an offering of at least $4,000,000. The note is secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger. Interest is payable quarterly in cash or stock at the option of the Company beginning April 23, 2004.

$120,000, 6% note payable to an individual, dated February 4, 2004, due February 4, 2005. Principal and interest payable monthly.

NOTE 10 – SHAREHOLDERS’ EQUITY (DEFICIT)

On December 2, 2003 in exchange for cash, the Company sold 83,334 shares of unregistered common stock at a price of $3.00 per share, which equaled the quoted market price for the Company’s common stock on December 1, 2003.

On October 15, 2003 the Company issued 1,558,334 shares of unregistered common stock in connection with the pending acquisition of DIRT Motorsports, Inc. (DIRT) (see Note 6 – DEPOSITS). The stock was issued at a price of $3.00 per share as negotiated and agreed upon between the Company and the seller of DIRT. The quoted market price for the Company’s common stock on October 15, 2003 was $3.50 per share.

NOTE 11 — RELATED PARTY TRANSACTIONS

Notes Payable to Shareholder

Paul Kruger, Chairman and CEO and a significant shareholder, as of the date of this filing has provided approximately $2.5 million in funding for the Company, of which, $2,286,011 is in the form of promissory notes from the Company.

The amount lent by Mr. Kruger as of March 31, 2004, including accrued interest, is $2,237,735. These notes accrue interest at a rate of 4% per annum prior to April 15, 2004 and 10% thereafter.. The entire principal balance, and accrued interest on these notes, are payable in full on July 1, 2004; provided, however, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million.

Other Related Party Transactions

Mr. Kruger leases an aircraft to Business Jet, a company that the Company utilizes for travel services. The Company incurred travel costs of approximately $27,000 with Business Jet for aircraft charter services during the three and six months ended March 31, 2004.

Mr. Kruger owns a second aircraft that is also used on occasion for Company purposes. During the three and six months ended December 31, 2003 and March 31, 2004, $8,960 and $15,860 of expenses associated with use of the aircraft was incurred, respectively.

The Company rents office space in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the three and six months ended March 31, 2004, the Company paid $0 and $25,140, respectively, in rent expense for use of the Norman office.

Contemporaneously with the closing of the WoO purchase, the Company’s subsidiary, WOWI, entered into a two year employment agreement with Mr. Ted Johnson the sole shareholder of the WoO and a two year lease with WoO for the lease of office and warehouse space in Allen, Texas. Monthly lease payments are $7,420. See Footnote 13 – Commitments.

Richard F. Dahlson, formally a director of the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel to the Company. The Company incurred $80,662 in legal fees during the six month period ended March 31, 2004 and $39,452 of legal services during the three month period ended March 31, 2004.

NOTE 12 — INCOME TAXES:

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

At March 31, 2004, the Company had net operating loss carry forwards of approximately $1,542,000 for federal income tax purposes. Net operating loss carry forwards generated prior to the merger, of approximately $120,000, of The Entity, Inc. will be limited due to change in control regulations under the Internal Revenue Code.

The statutory income tax benefit calculated at 34% of income before tax resulting from of the Company’s net operating loss carry forwards has been fully reserved. The valuation allowance has been provided due to the uncertainty that the Company will generate future profitable operations to utilize this net operating loss carry forward.

NOTE 13 – COMMITMENTS

A wholly-owned subsidiary of the Company entered into a 72 month lease beginning July 15, 2003 for approximately 5,200 square feet of office space at 1801 Gateway Blvd, Suite 105, Richardson, TX 75080.

Contemporaneously with the acquisition of certain assets from the WoO, the Company entered into a two year lease for approximately 15,000 square feet of office and warehouse space at 15 Prestige Circle, Allen Texas 75002.

Total scheduled future minimum lease payments, under these operating leases are as follows:

Year Ending
2004	$68,956
2005	162,348
2006	110,408
2007	73,308
2008	73,308
Thereafter	42,763

$531,091

NOTE 14 – LITIGATION AND CONTINGENCIES

On March 19, 2004, Boundless Track Operations, Inc. one of the Company’s subsidiaries (BTO), was served a complaint filed by Greenway-University Centre Partners, L.P. (GUCP), alleging that BTO breached a lease agreement with GUCP and committed fraud in connection with entering into the lease agreement. BTO has denied these allegations and intends to vigorously defend this litigation. This litigation is still in its early stages and no discovery has been conducted at this time.

NOTE 15 – SUBSEQUENT EVENTS

Borrowings

On May 21, 2004, the Company borrowed $2,000,000 from Boundless Investments LLC. This loan bears interest at a rate of twelve percent (12%) per annum. The loan matures on May 21, 2007, but provides for prepayment following the closing of an offering of at least $4,000,000 during the first 12 months following the date of the note. From the 13th month following the date of the note until the maturity date, at the option of the holder, the outstanding principal amount plus accrued and unpaid interest shall convert into such number of shares of Common Stock of the Company equal to 110% of the principal and interest amounts being converted at $4.00 per share. The loan is to be secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger.

Acquisition

Effective as of May 24, 2004, the Company’s wholly owned subsidiary, Boundless Racing Inc. acquired the Rolling Wheels dirt race track located in Elbridge, New York for $1,800,000. As the track was part of the Dirt acquisition, $750,000 of the amount placed on deposit with the sellers of Dirt was applied toward the purchase price. The net purchase price of $1,050,000 was paid with a cash payment of $1,000,000 and the delivery of 50,000 shares of the Company’s $.001 par value common stock. See Deposits Footnote 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

Boundless Motor Sports Racing, Inc. (the Company) was incorporated under the laws of the State of Colorado and is focusing its efforts on developing a dirt track style racing and sports entertainment company primarily through the acquisition and operation of motor sports sanctioning bodies and racing venues.

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

The Company was a development stage company until February 2004, at which time it emerged from development stage status upon the acquisition of WoO, and the introduction and commencement of a new racing series for the 2004 season known as the Late Model Dirt Racing Car Series (Late Model Series). The Late Model Series held its first race in February 2004, and is independent of the of DIRT and WoO operations mentioned below. Prior to the emergence from development stage status, no ongoing operations were conducted and no revenues were generated prior to the acquisition. Operating expenses incurred this period and for the periods up through February 4, 2004, were general and administrative expenses associated with maintaining the Company while the aforementioned acquisitions were pursued. Accounts payable at September 30, 2003 reflect amounts owed for these general and administrative expenses incurred such as postage and shipping, legal and accounting fees, travel expenses, and office utilities.

In pursuing its business plan, the Company entered into a definitive agreement to acquire DIRT Motorsports, Inc. (DIRT), and on February 4, 2004 completed the acquisition of World of Outlaws, Inc. (WoO), as discussed below. Both DIRT and WoO are dirt-track style racing sanctioning bodies. In addition to sanctioning races, DIRT also owns and operates two racing facilities, and operates an additional three leased facilities, which are included in the pending acquisition of DIRT. The Company has paid a deposit of $1,000,000 and issued 1,558,334 shares of common stock valued at $3.00 per share to the sellers of Dirt Motorsports, Inc., to be applied toward the purchase price upon consummation of the expected closing of the acquisition of Dirt Motorsports, Inc. by the Company. Effective as of May 24, 2004, the Company’s wholly owned subsidiary, Boundless Racing Inc. acquired the Rolling Wheels dirt race track located in Elbridge, New York. In exchange for the assets acquired, the Company paid to the sellers $1,800,0000. As the track was part of the Dirt acquisition, $750,000 of the amount placed on deposit with the sellers of Dirt was applied towards the purchase price. The net purchase price of $1,050,000 was paid with a cash payment of $1,000,000 and the delivery of 50,000 shares of the Company’s $.001 par value common stock.

As an accounting reporting entity, the Company, was not in existence during the three months and six months ended March 31, 2003, therefore no prior year comparisons are available. During the quarter ended March 31, 2004, the Company generated revenues of $312,863, and for the quarter and six months ended March 31, 2004 incurred $1,078,032 and $1,309,849, respectively, in operating expenses. The Company had operating losses for the quarter and six months ended March 31, 2004 of $765,169 and $996,987, respectively. For the quarter and six months ended March 31, 2004 the Company had net losses of $824,930, or $.05 per share, and $1,067,040, or $.06 per share, respectively.

On February 4, 2004, the Company, through its wholly owned subsidiary WOWI Acquisition, Inc. (WOWI), finalized the acquisition of substantially all the assets of World of Outlaws, Inc. (WoO). In exchange for the assets acquired, the Company paid to WoO $5,000,000, which amount was offset by $1,450,000 in pre-acquisition cash advances, plus interest of $21,815 provided by the Company to WoO in connection with the Purchase Agreement and $525,000 in deposits WoO had received for sanctioning of future sprint car racing events. The net purchase price of $3,003,185, was paid by a twelve month promissory note bearing interest at the rate of seven percent (7%) per annum, with principal payments on the note due in the following increments: (a) $100,000 on March 1, 2004, (b) $400,000 on May 1, 2004, and (c) $500,000 on September 1, 2004, with the remaining principal balance due on maturity; and accrued interest due and payable quarterly. The promissory note is secured by the assets that were acquired from WoO, plus all future assets acquired by WOWI. The promissory note is also guaranteed by Mr. Paul A. Kruger, the Company’s Chief Executive Officer and significant shareholder.

Liquidity and Capital Resources

The Company’s primary source of funding through March 31, 2004 has been from Chairman and CEO, Paul A. Kruger, via a combination of an original equity investment in the Company and subsequent promissory notes. As of the date of this filing, Mr. Kruger has provided approximately $2.5 million in funding to the Company, of which, approximately $2.3 million is in the form of promissory notes as of March 31, 2004. These notes accrue interest at a rate of 4% per annum prior to April 15,2004 and 10% thereafter. The entire principal balance, and accrued interest on these notes are payable in full on July 1, 2004; provided, however, that notwithstanding the above, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. These notes are secured by certain assets of the Company and its subsidiaries.

On January 23, 2004, the Company borrowed $1,000,000 from SXJE, LLC. This loan bears interest at an initial rate of 6% per annum, increasing to 12% per annum on May 23, 2004. The loan matures on January 23, 2005, but provides for prepayment following the closing of an offering of at least $4,000,000. The loan is to be secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger.

On May 21, 2004, the Company borrowed $2,000,000 from Boundless Investments, LLC. This loan bears interest at a rate of twelve percent (12%) per annum. The loan matures on May 20, 2007, but provides for prepayment following the closing of an offering of at least $4,000,000 during the first 12 months following the date of the note. From the 13th month following the date of the note, at the option of the holder, the principal amount and accrued and unpaid interest shall convert into such number of shares of Common Stock of the Company equal to 110% of the principal and interest amounts being converted at $4.00 per share. The loan is to be secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger.

Management is currently seeking additional funding in the form of loans, equity investments, or a combination thereof to complete the acquisition of DIRT, pay off the promissory note issued in connection with the acquisition of WoO, operate the new Late Model Series, and provide working capital to fund the operations of the Company. Approximately $9,000,000 is needed to complete these objectives.

There is no assurance that the Company will be successful in obtaining the funding necessary to complete the acquisition transactions and meet its working capital requirements. The Company will not be able to sustain operations if it is not successful in obtaining additional funding, for which there is currently no identified source, with the exception of Mr. Kruger; however, there can be no assurances that Mr. Kruger will provide such additional funding, or if he does, that the terms of any additional funding will be acceptable.

As the future success of the Company is dependent on its ability to fund operations and close the acquisitions described herein, the Company’s ability to continue as a going concern is at a high degree of risk.

The following table summarizes our contractual obligations as of March 31, 2004:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$531,091	$68,956	$272,756	$146,616	$42,763
Notes payable and accrued interest	$6,303,676	$6,303,676	—	—	—

The Company’s significant accounting policies include:

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Number 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Revenue Recognition and Deferred Revenue

The Company recognizes sanction fees upon the successful completion of a scheduled sanctioned race. Upon execution of a sanction agreement with race promoters and race track owners, the Company receives a sanction fee deposit in advance. Advance sanction deposits are deferred and recognized when earned upon the occurrence of the scheduled race event. In addition to the deposits received in connection with the execution of sanction agreements, the Company receives sanction advances from time to time that are also included in deferred revenue and recognized when earned. The Company recognizes revenue from sponsorship agreements when earned in the applicable racing season as set forth in the sponsorship agreement. Revenue from merchandise sales are recognized at the time of sale less any estimated returns and allowances, if any. Other revenues from royalties are recognized when earned.

Net loss per share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding. The Company has not issued any stock equivalents, thus there is no diluted earnings per share or stock-based compensation disclosure.

Inventories

Inventories of retail merchandise are stated at the lower of cost or market. Shipping, handling and freight costs related to merchandise inventories are charged to cost of merchandise.

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

Purchase Accounting

The company accounted for its acquisition of the assets in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). SFAS no. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over the respective estimated useful lives. As of March 31, 2004, the Company believes that there is no impairment of intangible assets.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies the consolidation requirements of variable interest entities. The adoption of FIN 46 had no effect on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities “(SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 had no impact on our financial position, results of operations, or cash flows.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2004, Boundless Track Operations, Inc. one of the Company’s subsidiaries (BTO), was served a complaint filed by Greenway-University Centre Partners, L.P. (GUCP), alleging that BTO breached a lease agreement with GUCP and committed fraud in connection with entering into the leased agreement. BTO has denied these allegations and intends to vigorously defend this litigation. This litigation is still in its early stages and no discovery has been conducted at this time.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

2.1	Asset Purchase Agreement, dated as of February 4, 2004, by and among World Of Outlaws, Inc. a Texas corporation, Ted Johnson, Boundless Motor Sports Racing, Inc., a Colorado corporation, and WOWI Acquisition, Inc., a Texas corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

2.2	Amendment No. 1 to Contract of Sale dated as of October 3, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.3	Stock Purchase Agreement, dated as of August 12, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.4	Amendment No. 1 to Stock Purchase Agreement dated as of November 28, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.10 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.5	Asset Purchase Agreement dated as of May 24, 2004, by and among Finger Lake International, Inc., a New York corporation, Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, Boundless Motor Sports Racing, Inc., and Boundless Racing, Inc.*

10.1	Promissory Note dated as of February 4, 2004. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.2	Security Agreement dated as of February 4, 2004, by and between WOWI Acquisition, Inc., a Texas corporation, and World of Outlaws, Inc (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.3	Amendment No. 1 to Promissory Note dated as of October 30, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.4	Amendment No. 2 to Promissory Note dated as of November 28, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.5	Pledge Agreement dated as of June 26, 2003 by and between the Company and Ted Johnson. (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.6	Promissory Note dated January 23, 2004 by and between the Company and SXJE, LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.7	Guaranty dated January 23, 2004 by Paul Kruger in favor of SXJE, LLC. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.8	Amendment to Promissory Notes and Loans dated as of April 15, 2004 by and between Mr. Paul Kruger and the Company *

10.9	Credit Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.*

10.10	Promissory Note dated as of April 15, 2004 issued by the Company as maker to Mr. Paul Kruger as Payee.*

10.11	Security Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.*

10.12	Promissory Note dated May 19, 2004, by and between the Company and Boundless Investments, LLC*

10.13	Extension Agreement dated as of May 21, by and among DIRT Motorsports, Inc., Glenn Donnelly, Bruno M. DiMatteo, Paul Vitale, the Company, Boundless Track Operations, Inc., Boundless Racing, Inc., and Finger Lakes International, Inc.*

16.1	Letter from Michael Johnson and Co., LLC dated April 28, 2004 regarding change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K reporting under Item 4 filed with the Commission on April 28, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certifications.*

31.2	Rule 13a-14(a)/15d-14(a) Certifications.*

32.1	Section 1350 Certifications.*

32.2	Section 1350 Certifications.*

*	Filed herewith

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

(1)	Form 8-K/A filed with the Commission on January 9, 2004 reporting under Item 7, the pro forma financial information related to the acquisitions of Boundless and GPX;

(2)	Form 8-K filed on January 13, 2004 reporting, under Item 5, the anticipated filing date for the Company’s Form 10-KSB;

(3)	Form 8-K filed on January 28, 2004 reporting, under Item 5, a revised anticipated filing date for the Company’s Form 10-KSB;

(5)	Form 8-K filed on February 10, 2004 reporting under Item 2 and 7, reporting the acquisition of substantially all of the assets of World of Outlaws, Inc.;

(6)	Form 8-K filed on April 28, 2004 reporting under Item 4, changes in Registrant’s certifying accountant; and

(7)	Form 8-K/A filed on May 25, 2004 reporting under item 7, the audited financial statements World of Outlaws, Inc. and the pro forma financial information related to the acquisition of World of Outlaws, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOUNDLESS MOTOR SPORTS RACING, INC. (Registrant)
Date: May 27, 2004	/s/ Paul A. Kruger
Paul A Kruger, Chief Executive Officer

Date: May 27, 2004	/s/ Thomas L. Earnshaw
Chief Financial Officer