Form 10QSB
period 2004-06-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2004-08-13
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

33-5203-D
(Commission File Number)

BOUNDLESS MOTOR SPORTS RACING, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of Incorporation)	84-0953839 (IRS Employer Identification No.)

2500 McGee Drive, Suite 147
Norman, Oklahoma 73072

(Address of principal executive offices) (Zip Code)

Issuer telephone number, including area code: (405) 360-5047

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   ☑  Yes     ☐No

Transitional Small Business Disclosure Format:   ☐  Yes     ☑  No

As of August 13, 2004, 17,432,168 of the Issuer’s $.0001 par value common stock were outstanding and 4,797.37 shares of the Issuer’s $.01 par value Series A Convertible Preferred Stock.

Boundless Motor Sports Racing, Inc.
Consolidated Balance Sheets
As of June 30, 2004 and September 30, 2003

	(Unaudited)	(Audited)
	June 30, 2004	September 30, 2003
Assets
Current Assets
Cash	$25,108	$615
Inventory	79,791	—
Notes receivable	—	612,047
Prepaid expense	60,590	9,047
Other current assets	306,205	—

Total Current Assets	471,694	621,709
Deposits	4,933,141	—
Property and equipment, net	2,099,606	55,135
Goodwill	5,119,014	23,429
Other assets	—	6,109

Total Assets	$12,623,455	$706,382

Liabilities
Current Liabilities
Accounts payable trade	$637,008	$305,651
Accrued liabilities	815,377	46,113
Deferred revenue	417,382	—
Notes payable	6,099,196	656,659

Total Current Liabilities	7,968,963	1,008,423
Notes payable — long term	2,000,000	—
Shareholders’ Equity (Deficit)
Preferred Stock: $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 17,432,168 and 15,740,500 issued and outstanding on March 31, 2004 and September 30, 2003, respectively	1,743	1,574
Additional paid in capital	5,206,337	171,002
Accumulated Deficit	(2,553,588)	(474,617)

Total Shareholders’ Equity (Deficit)	2,654,492	(302,041)

Total Liabilities and Shareholders Equity (Deficit)	$12,623,455	$706,382

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statement of Operations
For the Three Months Ended June 30, 2004
(Unaudited)

Revenue
Sanction and entry fees	$699,852
Sponsorship and advertising	28,634
Merchandise sales	228,631
Other	22,814

Total revenues	979,661
Operating expenses
Cost of merchandise	103,015
Appearance fees	714,451
Salaries, wages and benefits	462,514
General and administrative	535,599
Depreciation and amortization	20,467

Total operating expenses	1,836,045

Operating loss	(856,384)
Other (expense) income
Interest income	—
Interest expense	(155,547)

Total other expense	(155,547)

Net loss	$(1,011,931)

Net loss per share	$(0.06)

Weighted average of number of shares outstanding	17,403,047

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statement of Operations
For the Nine Months Ended June 30, 2004
(Unaudited)

Revenue
Sanction and entry fees	$890,433
Sponsorship and advertising	48,818
Merchandise sales	321,008
Other	32,264

Total revenues	1,292,523
Operating expenses
Cost of merchandise	146,793
Appearance fees	958,056
Salaries, wages and benefits	885,363
General and administrative	1,116,445
Depreciation and amortization	39,237

Total operating expenses	3,145,894

Operating loss	(1,853,370)
Other (expenses) income
Interest income	9,768
Interest expense	(235,369)

Total other expense	(225,601)
Net loss	$(2,078,971)

Net loss per share	$(0.12)

Weighted average of number of shares outstanding	17,277,697

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2004
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2003	15,740,500	$1,574	$171,002	$(474,617)	$(302,041)
Net loss	—	—	—	(2,078,971)	(2,078,971)
Stock issued in connection with DIRT acquisition	1,608,334	161	4,785,341	—	4,675,002
Sale of common stock	83,334	8	249,994	—	250,002

Balance, March 31, 2004	17,432,168	$1,743	$5,206,337	$(2,553,588)	$2,654,492

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2004
(Unaudited)

Cash flows from operating activities:
Net loss	$(2,078,971)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,237
Accrued interest income	2,278
Increase (decrease) in cash from changes in (excluding purchased assets):
Accounts payable trade	331,358
Accrued liabilities	779,032
Deferred revenue	(107,618)
Inventory	(79,791)
Prepaid expenses	(51,543)
Other current assets	(314,344)
Other long term assets	6,109

Cash used in operating activities	(1,474,253)
Cash flows from investing activities:
Purchase of property and equipment	(1,973,208)
Increase in intangibles associated with acquisition	(967,400)
Advances on acquisition	(250,000)

Cash used in investing activities	(3,190,608)
Cash flows from financing activities:
Issuance of common stock	250,002
Payments on notes payable	(600,000)
Issuance of notes payable	5,039,352

Cash provided by financing activities	4,689,354
Net cash provided	24,493
Cash at beginning of period	615

Cash at ending of period	$25,108

Supplemental non cash disclosures:
Issuance of common stock in connection with deposit for DIRT acquisition	$4,785,502

Payment of note receivable through acquisition	$612,047

Assumption of sanction deposits through acquisition	$525,000

Purchase price of acquisition funded through note payable	$3,003,185

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
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

As an accounting reporting entity, the Company had no activities during the three and nine months ended June 30, 2003, therefore, no prior year comparisons were provided.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,027,542 for the nine month period ended June 30, 2004 and has an accumulated deficit of $2,502,159 as of June 30, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The future success of the Company is dependent on its ability to attain profitable operations or upon its ability to obtain additional capital. There can be no assurance that the Company will attain positive cash flows from operations or be successful in obtaining such financing. (See Subsequent Footnote 15)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 30 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of June 30, 2004, the Company believes there is no impairment of property and equipment.

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

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over the respective estimated useful lives. As of June 30, 2004, the Company believes that there is no impairment of intangible assets.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123’s transition provisions and required disclosures. The adoption of SFAS 148 had no impact on our financial position, results of operations or cash flows.

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

NOTE 4 — ACQUISITIONS

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

The purchase was accounted for under the purchase method of accounting and accordingly the purchase price of $5,000,000, including estimated costs of acquisition of $220,000 was allocated as follows:

Transportation equipment	$184,926
Other equipment	8,875
Goodwill	5,026,199

$5,220,000

The allocation of the purchase price to transportation and other equipment was based upon estimated fair market values determined at the acquisition date. The Company recorded $5,026,199 in goodwill in connection with the acquisition.

The following pro forma financial information presents a summary of the results of operations as if the acquisition had occurred on October 1, 2003:

Nine months ended
June 30, 2004
Revenues	$1,621,683
Expenses	3,978,654

Net loss	$(2,356,970)

Net loss per share	$(0.14)

Weighted average of number of shares outstanding	17,277,697

On May 24, 2004, the Company’s wholly owned subsidiary, Boundless Racing Inc. acquired the Rolling Wheels dirt race track located in Elbridge, New York for $1,800,000. As the track was part of the Dirt acquisition, $750,000 of the cash amount placed on deposit with the sellers of Dirt was applied toward the purchase price. The net purchase price of $1,050,000 was paid with a cash payment of $1,000,000 and the delivery of 50,000 shares of the Company’s $.001 par value common stock. (See Deposits Footnote 6).

NOTE 5 — NOTES RECEIVABLE

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

NOTE 6 — DEPOSITS

The Company paid a deposit of $1,000,000 and issued 1,558,334 shares of common stock valued at $3.00 per share to the sellers of Dirt Motorsports, Inc. and its affiliates to be applied toward the purchase price upon consummation of the expected closing of the acquisition of Dirt Motorsports, Inc. by the Company. On May 24, 2004 the Company applied $750,000 of the cash portion of the deposit towards the acquisition of a dirt race track located in New York. (See Acquisitions Footnote 4. and Subsequent Events Footnote 15.)

NOTE 7- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2004:

Real Property and buildings	$1,889,277
Transportation equipment	184,926
Computers	37,458
Office furniture	9,524
Office equipment	10,261
Other	9,505

2,140,951
Less accumulated depreciation	(41,345)

Property and equipment, net	$2,099,606

Depreciation expense for the three months and nine months ended June 30, 2004 was $20,467and $39,237, respectively.

NOTE 8 — INTANGIBLE ASSETS

At June 30, 2004, intangible assets are composed of (1) $5,026,199 representing the excess of cost over the fair value of the net assets acquired in connection with the acquisition of substantially all of the assets of WoO, and (2) $23,429 representing the actual costs incurred for the creation of blueprints, plans and drawings for documenting a conceptual raceway venue that the Company is contemplating constructing in the future for addition to its portfolio of motor sports entertainment assets and operations. As of June 30, 2004, the Company believes that there is no impairment of intangible assets.

NOTE 9 — NOTES PAYABLE

Notes payable at June 30, 2004 consisted of the following:

$2,703,185, 7% note payable to WoO, due February 3, 2005 after principal payments of $400,000 on May 1, 2004 and $500,000 on September 1, 2004. Secured by the assets of WOWI and the guarantee of Paul Kruger Chairman and CEO and a significant shareholder of the Company. Interest is payable quarterly. See Footnote 4 regarding the acquisition of WoO. (See Subsequent Foot Note 15)

$2,286,011, 10% notes payable to Paul Kruger, Chairman and CEO and a significant shareholder of the Company. The note was amended on April 15, 2004 to accrue interest at a rate of 10% from 4%. The entire principal balance and accrued interest thereon are payable in full on July 1, 2004; provided, however, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. See related party Footnote 11 (See Subsequent Foot Note 15)

$1,000,000, note payable dated January 23, 2004 due to SXJE, LLC. The note bears interest at an initial rate of 6% per annum, increasing to 12% per annum on May 23, 2004. The note matures on January 23, 2005, but provides for prepayment following the closing of an offering of at least $4,000,000. The note is secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger. Interest is payable quarterly in cash or stock at the option of the Company beginning April 23, 2004. (See Subsequent Foot Note 15)

$2,000,000 note payable dated May 24, 2004 due to Boundless Investments LLC. This loan bears interest at a rate of twelve percent (12%) per annum. The loan matures on May 21, 2007, but provides for prepayment following the closing of an offering of at least $4,000,000 during the first 12 months following the date of the note. From the 13th month following the date of the note until the maturity date, at the option of the holder, the outstanding principal amount plus accrued and unpaid interest shall convert into such number of shares of Common Stock of the Company equal to 110% of the principal and interest amounts being converted at $4.00 per share. The loan is to be secured by certain assets of the Company and its subsidiaries, and is guaranteed by Mr. Kruger.

$110,000, 6% note payable to an individual, dated February 4, 2004, due February 4, 2005. Principal and interest payable monthly.

NOTE 10 — SHAREHOLDERS’ EQUITY (DEFICIT)

On December 2, 2003 in exchange for cash, the Company sold 83,334 shares of unregistered common stock at a price of $3.00 per share, which equaled the quoted market price for the Company’s common stock on December 1, 2003.

On October 15, 2003 the Company issued 1,558,334 shares of unregistered common stock in connection with the pending acquisition of DIRT Motorsports, Inc. (DIRT) (See Deposits Footnote 6 ). The stock was issued at a price of $3.00 per share as negotiated and agreed upon between the Company and the seller of DIRT. The quoted market price for the Company’s common stock on October 15, 2003 was $3.50 per share.

On May 24, 2004 the Company issued 50,000 shares of unregistered common stock in connection with the acquisition of the Rolling Wheels dirt race track (see Acquisitions Footnote 4). The stock was valued at $2.21 per share for financial reporting purposes. The quoted market price for the Company’s common stock on May 24, 2004 $2.60 per share.

NOTE 11 — RELATED PARTY TRANSACTIONS

Notes Payable to Shareholder

Paul Kruger, Chairman and CEO and a significant shareholder, as of the date of this filing has provided approximately $2.5 million in funding for the Company, of which, $2,286,011 is in the form of promissory notes from the Company.

The amount lent by Mr. Kruger as of June 30, 2004, including accrued interest, is $2,379,515. These notes accrue interest at a rate of 4% per annum prior to April 15, 2004 and 10% thereafter. The entire principal balance, and accrued interest on these notes, are payable in full on July 1, 2004; provided, however, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. (See Subsequent Footnote 15)

Other Related Party Transactions

Mr. Kruger leases an aircraft to Business Jet, a company that the Company utilizes for travel services, and owns a second aircraft that is also used on occasion for Company purposes. During the nine months ended June 30, 2004 $156,555 of expenses associated with use of the aircraft was incurred.

The Company rents office space in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the nine months ended June 30, 2004, the Company incurred $34,270 of rent expense for use of the Norman office.

Contemporaneously with the closing of the WoO purchase, the Company’s subsidiary, WOWI, entered into a two year employment agreement with Mr. Ted Johnson the sole shareholder of the WoO and a two year lease with WoO for the lease of office and warehouse space in Allen, Texas. Monthly lease payments are $7,420. (See Commitments Footnote 13)

Richard F. Dahlson, formally a director of the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel to the Company. The Company incurred $185,720 in legal fees during the nine month period ended June 30, 2004.

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

At June 30, 2004, the Company had net operating loss carry forwards of approximately $2,500,000 for federal income tax purposes. Net operating loss carry forwards generated prior to the merger, of approximately $120,000, of The Entity, Inc. will be limited due to change in control regulations under the Internal Revenue Code.

The statutory income tax benefit calculated at 34% of income before tax resulting from of the Company’s net operating loss carry forwards has been fully reserved. The valuation allowance has been provided due to the uncertainty that the Company will generate future profitable operations to utilize this net operating loss carry forward.

NOTE 13 — COMMITMENTS

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

Total scheduled future minimum lease payments, under these operating leases are as follows:

Year Ending
2004	40,587
2005	162,348
2006	110,408
2007	73,308
2008	73,308
Thereafter	42,763

$502,722

NOTE 14 — LITIGATION AND CONTINGENCITES

On March 19, 2004, Boundless Track Operations, Inc. one of the Company’s subsidiaries (BTO), was served a complaint filed by Greenway-University Centre Partners, L.P. (GUCP), alleging that BTO breached a lease agreement with GUCP and committed fraud in connection with entering into the lease agreement. BTO has denied these allegations and intends to vigorously defend this litigation. This litigation is still in its early stages and no discovery has been conducted at this time. The Company did not accrue a loss contingency in connection with the complaint at June 30, 2004.

NOTE 15 — SUBSEQUENT EVENTS

Issuance of Preferred Stock and Debt

Effective July 30, 2004, the Company issued and sold 4,382.96 shares of its newly designated Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,506,368 shares of it’s common stock, $0.0001 par value per share (the “Series A Warrants”), for an aggregate purchase price of $11,834,000. In connection with the sale of the Series A Stock and Series A Warrants, SXJE, LLC, the holder of that certain Promissory Note issued by the Company dated January 23, 2004, in the principal amount of $1,000,000 (the “SXJE Note”), agreed to convert the principal and all accrued interest under the SXJE Note into 407.41 shares of Series A Stock and Series A Warrants to purchase 325,928 shares of common stock.

In addition, Boundless Investments, LLC, the holder of that certain Promissory Note issued by the Company dated May 19, 2004, in the principal amount of $2,000,000 (the “BI Note”), agreed to exchange the BI Note for a new promissory note in the principal amount of $2,000,000 bearing interest of eight percent per annum with a maturity date of May 19, 2007.

The Series A Stock (including those shares issued to SXJE, LLC) is convertible into an aggregate of 4,790,370 shares of common stock, representing a conversion price of $2.70 per share. Subject to an effective registration statement covering the resale of the shares of common stock into which the Series A Stock is convertible, the Series A Stock will automatically convert into shares of common stock after January 26, 2005, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

The Series A Warrants (including those warrants issued to SXJE, LLC) have a term of seven years at an exercise price of $3.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Series A Warrants, the Company may redeem the Series A Warrants for $0.0001 per warrant at any time after July 29 2006, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

The Company has agreed to file a registration statement covering the resale of the shares of common stock to be issued upon conversion of the Series A Stock and the exercise of the Series A Warrants. In the event this registration statement is not declared effective on or before November 27, 2004, the Company will be obligated to pay liquidated damages to the purchasers of the Series A Stock (including SXJE, LLC) of approximately $260,000 for the first thirty day period after November 27, 2004, and of approximately $200,000 for each thirty day period thereafter, until the registration statement is declared effective.

Also in connection with the sale of the Series A Stock and Series A Warrants, Paul A. Kruger, the Company’s Chief Executive Officer, (a) forgave approximately $2,400,000 of debt owed to him by the Company under various promissory notes, (b) surrendered to the Company 700,000 shares of it’s common stock (the “Surrendered Shares”), (c) transferred to Boundless Investments, LLC 4,000,000 shares of the Company’s common stock (the “Transferred Shares”), and (d) sold to the purchasers of the Series A Stock and Series A Warrants an additional 800,000 shares of Company common stock for an aggregate sales price of $160,000 (the “Sold Shares”). The Transferred Shares were subsequently surrendered to the Company in exchange for a warrant to purchase 4,000,000 shares of our common stock (the “Exchange Warrant”), at an exercise price of $0.001 per share. The Exchange Warrant was subsequently sold to the purchasers of the Series A Stock and Series A Warrants. The Surrendered Shares and Transferred Shares were cancelled by the Company.

Retirement of Debt

Effective August 4, 2004, the Company paid $1,600,000 and assumed $791,325 of obligations as satisfaction of all principle and accrued interest amounts due under the 7% note payable due to the WoO. The Company was also released from the lease of property located in Allen, Texas and the employment agreement with Mr. Ted Johnson was cancelled.

Acquisition

Effective August 6, 2004, the Company, through it’s wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (as the assignee of Boundless Track Operations, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“BOTI”)), consummated the acquisition of all of the outstanding shares of capital stock of DIRT Motorsports, Inc., a New York corporation (“DIRT”), pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.

In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, (a) cash in an aggregate amount of $1,775,000, of which $1,000,000 had been previously paid, and (b) 591,667 shares of the Company’s common stock, (the “Shares”), all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events.

In addition to the payments made to Mr. Donnelly under the Stock Purchase Agreement, the Company has also deposited an additional $1,225,000 with Mr. Donnelly in connection with a Contract of Sale dated as of August 13, 2003, as amended and extended between the Company (as assignee of BTOI) and Mr. Donnelly, pursuant to which the Company intends to acquire a race track facility located in New York. The deposit is refundable until such time as the Company completes the acquisition.

The Shares issued to Mr. Donnelly in connection with the acquisition of DIRT were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

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

As an accounting reporting entity, the Company had no activity during the three months and nine months ended June 30, 2003, therefore no prior year comparisons are provided. During the quarter and nine months ended June 30, 2004, the Company generated revenues of $979,661 and $1,292,523 respectively, and for the quarter and nine months ended June 30, 2004 incurred $1,812,616 and $3,122,465, respectively, in operating expenses. The Company had operating losses for the quarter and nine months ended June 30, 2004 of $832,955 and $1,829,947, respectively. For the quarter and nine months ended June 30, 2004 the Company had net losses of $960,502, or $.06 per share, and $2,027,542, or $.12 per share, respectively.

In pursuing its business plan, the Company entered into a definitive agreement to acquire DIRT Motorsports, Inc. and World of Outlaws, Inc. as discussed below. Both DIRT and WoO are dirt-track style racing sanctioning bodies. In addition to sanctioning races, DIRT also owns and operates two racing facilities, and operates an additional three leased facilities, which are included in the pending acquisition of DIRT.

On February 4, 2004, the Company, through its wholly owned subsidiary WOWI Acquisition, Inc. (WOWI), finalized the acquisition of substantially all the assets of World of Outlaws, Inc. (WoO). In exchange for the assets acquired, the Company paid to WoO $5,000,000, which amount was offset by $1,450,000 in pre-acquisition cash advances, plus interest of $21,815 provided by the Company to WoO in connection with the Purchase Agreement and $525,000 in deposits WoO had received for sanctioning of future sprint car racing events. The net purchase price of $3,003,185, was paid by a twelve month promissory note bearing interest at the rate of seven percent (7%) per annum, with principal payments on the note due in the following increments: (a) $100,000 on March 1, 2004, (b) $400,000 on May 1, 2004, and (c) $500,000 on September 1, 2004, with the remaining principal balance due on maturity; and accrued interest due and payable quarterly. The promissory note is secured by the assets that were acquired from WoO, plus all future assets acquired by WOWI. The promissory note is also guaranteed by Mr. Paul A. Kruger, the Company’s Chief Executive Officer and significant shareholder. Effective August 4, 2004, the Company paid $1,600,000 and assumed $791,325 of obligations as satisfaction of all principle and accrued interest amounts due under the 7% note payable due to the WoO. The Company was also released from the lease of property located in Allen, Texas and the employment agreement with Mr. Ted Johnson was cancelled.

Effective as of May 24, 2004, the Company’s wholly owned subsidiary, Boundless Racing Inc., consummated part of the Dirt acquisition and acquired the Rolling Wheels dirt race track located in Elbridge, New York. In exchange for the assets acquired, the Company paid to the sellers $1,860,500, of which $750,000 of the amount previously placed on deposit with the sellers of Dirt was applied towards the purchase price. The net purchase price of

$1,050,000 was paid with a cash payment of $1,000,000 and the delivery of 50,000 shares of the Company’s $.001 par value common stock.

Effective August 6, 2004, the Company, through it’s wholly owned subsidiary, Boundless Racing, Inc., (as the assignee of Boundless Track Operations, Inc., a Nevada corporation and wholly-owned subsidiary of the Company), consummated the acquisition of all of the outstanding shares of capital stock of DIRT Motorsports, Inc. pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended. In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, (a) cash in an aggregate amount of $1,775,000, of which $1,000,000 had been previously paid, and (b) 591,667 shares of our common stock, all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events.

In addition to the payments made to Mr. Donnelly under the Stock Purchase Agreement, the Company has also deposited an additional $1,225,000 with Mr. Donnelly in connection with a Contract of Sale dated as of August 13, 2003, as amended and extended between the Company (as assignee of BTOI) and Mr. Donnelly, pursuant to which the Company intends to acquire a race track facility located in New York. The deposit is refundable until such time as the Company completes the acquisition.

Liquidity and Capital Resources

The Company’s primary source of funding through June 30, 2004 has been from Chairman and CEO, Paul A. Kruger, via a combination of an original equity investment in the Company and subsequent promissory notes. As of the date of this filing, Mr. Kruger has provided approximately $2.5 million in funding to the Company, of which, approximately $2.3 million is in the form of promissory notes as of June 30, 2004. These notes accrue interest at a rate of 4% per annum prior to April 15,2004 and 10% thereafter. The entire principal balance, and accrued interest on these notes were payable in full on July 1, 2004; provided, however, that notwithstanding the above, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. These notes are secured by certain assets of the Company and its subsidiaries.

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

On July 30, 2004, the Company issued and sold 4,382.96 shares of its newly designated Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,506,368 shares of it’s common stock, $0.0001 par value per share (the “Series A Warrants”), for an aggregate purchase price of $11,834,000. In connection with the sale of the Series A Stock and Series A Warrants, SXJE, LLC, agreed to convert the principal at a 10% premium under its promissory note into 407.41 shares of Series A Stock and Series A Warrants to purchase 325,928 shares of common stock.

In addition, Boundless Investments, LLC agreed to exchange its promissory note for a new promissory note in the principal amount of $2,000,000 bearing interest of eight percent per annum with a maturity date of May 19, 2007.

The Series A Stock (including those shares issued to SXJE, LLC) is convertible into an aggregate of 4,790,370 shares of common stock, representing a conversion price of $2.70 per share. Subject to an effective registration statement covering the resale of the shares of common stock into which the Series A Stock is convertible, the Series A Stock will automatically convert into shares of common stock after January 26, 2005, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

The Series A Warrants (including those warrants issued to SXJE, LLC) have a term of seven years at an exercise price of $3.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Series A Warrants, the Company may redeem the Series A Warrants for $0.0001 per warrant at any time after July 29 2006, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

The Company has agreed to file a registration statement covering the resale of the shares of common stock to be issued upon conversion of the Series A Stock and the exercise of the Series A Warrants. In the event this registration statement is not declared effective on or before November 27, 2004, the Company will be obligated to pay liquidated damages to the purchasers of the Series A Stock (including SXJE, LLC) of approximately $260,000 for the first thirty day period after November 27, 2004, and of approximately $200,000 for each thirty day period thereafter, until the registration statement is declared effective.

Also in connection with the sale of the Series A Stock and Series A Warrants, Paul A. Kruger, the Company’s Chief Executive Officer, (a) forgave approximately $2,400,000 of debt owed to him by the Company under various promissory notes, (b) surrendered to the Company 700,000 shares of it’s common stock (the “Surrendered Shares”), (c) transferred to Boundless Investments, LLC 4,000,000 shares of the Company’s common stock (the “Transferred Shares”), and (d) sold to the purchasers of the Series A Stock and Series A Warrants an additional 800,000 shares of Company common stock for an aggregate sales price of $160,000 (the “Sold Shares”). The Transferred Shares were subsequently surrendered to the Company in exchange for a warrant to purchase 4,000,000 shares of our common stock (the “Exchange Warrant”), at an exercise price of $0.001 per share. The Exchange Warrant was subsequently sold to the purchasers of the Series A Stock and Series A Warrants. The Surrendered Shares and Transferred Shares were cancelled by the Company.

Management believes as the result of the transactions described above, the Company has the financial ability and resources to fund operations for the next twelve months.

The following table summarizes our contractual obligations as of June 30, 2004:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$502,722	$40,587	$272,756	$146,616	$42,763
Notes payable and accrued interest	$8,273,341	$6,273,341	$2,000,000	—	—

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

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

2.1	Asset Purchase Agreement, dated as of February 4, 2004, by and among World Of Outlaws, Inc. a Texas corporation, Ted Johnson, Boundless Motor Sports Racing, Inc., a Colorado corporation, and WOWI Acquisition, Inc., a Texas corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

2.2	Amendment No. 1 to Contract of Sale dated as of October 3, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.3	Stock Purchase Agreement, dated as of August 12, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.4	Amendment No. 1 to Stock Purchase Agreement dated as of November 28, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.10 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.5	Asset Purchase Agreement dated as of May 24, 2004, by and among Finger Lake International, Inc., a New York corporation, Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, Boundless Motor Sports Racing, Inc., and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.5 of the Company’s Quarterly Report on Form 10-QSB filed for the fiscal quarter ended March 31, 2004).

2.6	Subsequent Extension Agreement dated as of May 25, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Boundless Motor Sports Racing, Inc. and Boundless Racing, Inc.(Incorporated by reference to Exhibit 2.6 of the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2004).

2.7	Amendment to Agreements dated as of July 30, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Boundless Motor Sports Racing, Inc. and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.7 of the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2004).

4.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of July 30, 2004, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.3	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.4	Form of Exchange Warrant. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.5	Registration Rights Agreement dated as of July 30, 2004, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

10.1	Promissory Note dated as of February 4, 2004. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.2	Security Agreement dated as of February 4, 2004, by and between WOWI Acquisition, Inc., a Texas corporation, and World of Outlaws, Inc (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.3	Amendment No. 1 to Promissory Note dated as of October 30, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.4	Amendment No. 2 to Promissory Note dated as of November 28, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.5	Pledge Agreement dated as of June 26, 2003 by and between the Company and Ted Johnson. (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.6	Promissory Note dated January 23, 2004 by and between the Company and SXJE, LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.7	Guaranty dated January 23, 2004 by Paul Kruger in favor of SXJE, LLC. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.8	Amendment to Promissory Notes and Loans dated as of April 15, 2004 by and between Mr. Paul Kruger and the Company (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-QSB filed for the fiscal quarter ended March 31, 2004).

10.9	Credit Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger. (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB filed for the fiscal quarter ended March 31, 2004).

10.10	Promissory Note dated as of April 15, 2004 issued by the Company as maker to Mr. Paul Kruger as Payee. (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB filed for the fiscal quarter ended March 31, 2004).

10.11	Security Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.(Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-QSB filed for the fiscal quarter ended March 31, 2004).

10.12	Promissory Note dated May 19, 2004, by and between the Company and Boundless Investments, LLC. (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-QSB filed for the fiscal quarter ended March 31, 2004).

10.13	Extension Agreement dated as of May 21, by and among DIRT Motorsports, Inc., Glenn Donnelly, Bruno M. DiMatteo, Paul Vitale, the Company, Boundless Track Operations, Inc., Boundless Racing, Inc., and Finger Lakes International, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB filed for the fiscal quarter ended March 31, 2004).

10.13	Promissory Note dated July 30, 2004. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

10.14	Consulting Agreement dated as of August 6, 2004, by and between Boundless Motor Sports Racing, Inc. and Mr. Glenn Donnelly (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2004).

16.1	Letter from Michael Johnson and Co., LLC dated April 28, 2004 regarding change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K reporting under Item 4 filed with the Commission on April 28, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certifications.*

31.2	Rule 13a-14(a)/15d-14(a) Certifications.*

32.1	Section 1350 Certifications.*

32.2	Section 1350 Certifications.*

*Filed herewith

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

(1)	Form 8-K/A filed with the Commission on January 9, 2004 reporting under Item 7, the pro forma financial information related to the acquisitions of Boundless and GPX;

(2)	Form 8-K filed on January 13, 2004 reporting, under Item 5, the anticipated filing date for the Company’s Form 10-KSB;

(3)	Form 8-K filed on January 28, 2004 reporting, under Item 5, a revised anticipated filing date for the Company’s Form 10-KSB;

(5)	Form 8-K filed on February 10, 2004 reporting under Item 2 and 7, reporting the acquisition of substantially all of the assets of World of Outlaws, Inc.;

(6)	Form 8-K filed on April 28, 2004 reporting under Item 4, changes in Registrant’s certifying accountant; and

(7)	Form 8-K/A filed on May 25, 2004 reporting under item 7, the audited financial statements World of Outlaws, Inc. and the pro forma financial information related to the acquisition of World of Outlaws, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOUNDLESS MOTOR SPORTS RACING, INC. (Registrant)
Date: August 13, 2004	/s/ Paul A. Kruger
Paul A Kruger, Chief Executive Officer

Date: August 13, 2004	/s/ Thomas L. Earnshaw
Chief Financial Officer