Form 10KSB
period 2004-09-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-01-03
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

0-18045
(Commission File Number)

BOUNDLESS MOTOR SPORTS RACING, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0953839
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation)

2500 McGee Street
Suite 147
Norman, Oklahoma 73072
(Address of principal executive offices) (Zip Code)

Issuer telephone number, including area code: (405) 360-5047 or (877-5-RACING)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None

Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $3,601,346

Transitional Small Business Disclosure Format: [X] Yes [ ] No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 2004: $33,860,048 (at a closing price of $4.80 per share).

1

As of December 21, 2004, 14,225,168 of the Issuer’s $.0001 par value common stock were outstanding, excluding warrants outstanding for an additional 4,000,000 common shares which are exercisable for a nominal sum.

2

TABLE OF CONTENTS

		Page
PART 1
Item 1.	Business	1
Item 2.	Property	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	9
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7.	Financial Statements and Supplementary Data	17
Item 8.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure	17
Item 8A.	Evaluation of Internal and Disclosure Controls	17
Item 8B.	Other information	17

PART III
Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	17
Item 10.	Executive Compensation	18
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 12.	Certain Relationships and Related Transactions	18
Item 13.	Exhibits and Reports on Form 8-K	18
Item 14.	Principal Accountant Fees and Services	22

SIGNATURES		23

INDEPENDENT AUDITOR’S REPORT		F-1
Consolidated Balance Sheet		F-3
Consolidated Statements of Operations		F-4
Consolidated Statements of Shareholders’ Equity (Deficit)		F-5
Consolidated Statements of Cash Flows		F-6
Notes to Consolidated Financial Statements		F-7

Amended and Restated Articles of Incorporation		Ex 3.1
Bylaws		Ex 3.2
Waiver and Extension dated as of July 20, 2004		Ex 4.7
Code of Business Conduct and Ethics		Ex 14
Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger		Ex 31.2
Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Jackson		Ex 31.2
Section 1350 Certification of Paul A. Kruger and Glenn A. Jackson		Ex 32

i

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue and related expenses for fiscal 2005; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our capabilities and brand identity; expectations regarding new races and racing series introductions; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

 •     Our introduction and success of new racing events and racing series;

•     The introduction, development, timing and the pricing of competitors’ racing events;

•     The availability of qualified personnel;

•     Market demand and industry and general economic or business conditions.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

PART 1

Item 1. Business

We were incorporated in Colorado in 1983 under the name Moonstone, Inc., for the primary purpose of seeking acquisitions of businesses or properties. Our initial activities were directed toward acquiring operating capital. We changed our name to The Entity, Inc. in 1991.

In August 2003, we completed the acquisition of Boundless Motor Sports Racing, Inc., a Nevada corporation, and GPX Partners, LLC, a Texas limited liability company, each of which became our wholly owned subsidiaries. Subsequent to these acquisitions, we changed our name to Boundless Motor Sports Racing, Inc. and changed the name of our Boundless Motor Sports subsidiary to Boundless Track Operations, Inc.

We continued as a development stage company until February 2004, at which time, we acquired substantially all the assets of World of Outlaws, Inc., a motor sports dirt race sanctioning body.

In August 2004, we completed a series of transactions to acquire DIRT Motor Sports, another motor sports dirt race sanctioning body. DIRT Motor Sports also operates two company-owned racing facilities and an additional three leased facilities.

In November, 2004, we completed an acquisition of all of the outstanding membership interests of United Midwestern Promoters Motorsports, LLC, another motor sports dirt race sanctioning body.

Subsequent to the acquisition of DIRT Motorsports, Inc., the Company began operating under the name “DIRT MotorSports”.

The Company has 35 full-time employees.

Motor Sports Industry

Motor sports are among the most popular and fastest-growing spectator sports in the United States, with annual attendance at all U.S. motor sports events exceeding 18 million people. The Company believes that the impetus for growth in this industry has been the growing popularity of the National Association of Stock Car Auto Racing (NASCAR), which has experienced increased broadcast network television exposure.

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

NASCAR, IRL, NHRA, and Grand Am are among the more well known motor sport bodies sanctioning in the United States. The largest auto-racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by NASCAR. Until roughly ten years ago, NASCAR events and viewership were predominately confined to the southeastern part of the US. Today, NASCAR races are held, and viewers hail from, all over the United States.

Motor sport events are generally heavily promoted, with a number of supporting events surrounding each main race event. Examples of supporting events include: secondary races, qualifying time trials, practice sessions, driver autograph sessions, automobiles and product expositions, catered parties, and other racing related events designed to maximize the spectator’s overall entertainment experience and enhance value to sponsors.

Dirt-Track Racing

The dirt-track style of racing is considered one of the more affordable, grass roots family entertainment forms of motor sport racing, especially among motor sport enthusiasts. Many of the dirt oval tracks in operation in the United States today have their roots at county or state fairgrounds and dirt track racing has historically been the highlight at these state and county fairs. Historically, these types of races were promoted locally. Many of the promoters of dirt-track style racing saw large profits generated from this form of racing, and in turn, built their own tracks and began promoting races on a more regional basis.

Today, there are over 900 dirt-style racing tracks in the United States and in excess of 25,000 drivers who actively race on dirt tracks. There are numerous sanctioning bodies for this type of racing, and races are generally classified according to car types, including: modified, super modified, sportsman, late models and sprint cars. Among dirt-track style racing sanction bodies, World of Outlaws and DIRT Motorsports are among the best known. Currently the sponsorship for dirt track racing consists of local, regional and national sponsors.

General Business Plan

The Company’s general business plan is to acquire and operate motor sports sanctioning bodies and venues and seek to “nationalize” dirt-track style motor racing. The Company believes that much of the current success of motor sport racing is due to the efforts of NASCAR in consolidating, marketing and promoting its stock car races, and the Company’s current strategy is to utilize this model for dirt-track style racing. Under this business model, the Company anticipates revenues from the primary sources that typically generate revenue for motors sport sanctioning bodies: (1) sponsorships; (2) sanctioning fees; (3) membership fees; (4) merchandise sales and licensing fees; (5) event ticket sales; and (6) television and electronic media distribution rights.

Sponsorship

Drawn to the sport by the attractive economics and strong brand loyalty of the fans, sponsors are very active in all aspects of auto racing. Sponsors directly support both racing teams, through the funding of certain costs of their operations, and sanctioning bodies for the use of official trademarks and logos, and also actively seek advertising exposure through television and radio coverage, newspapers, race programs, brochures, and advertising at the track on the day of the race. In addition, sponsors also support track operators by paying fees associated with the naming of events and at premier racing events, such as the Daytona 500, it is not uncommon to have multiple official corporate sponsors. The Company believes that sponsorship revenues will be a significant source of the Company’s potential revenues.

Sanctioning fees

Race sanctioning bodies sanction racing events at various venues in exchange for fees from track operators and race promoters. Track operators and racing promoters will generally seek to have their event sanctioned because a sanctioned racing event typically draws greater fan attendance. Based upon current industry dirt-track operations, the Company believes that its sanctioning fees should be between $2,500 to $50,000 per event in fiscal 2005, depending on several variables, including: size of race, race venue, revenue sharing with the track owner or promoter, race purses and other prizes.

Membership Fees

In order for a motor sport racing team to compete in sanctioned races, the teams must first pay membership fees to the sanctioning body for that race. These fees typically increase with the popularity of race series and serve to pay for costs associated with operating a sanctioning body. Based upon current industry dirt-track operations, the Company believes that its team membership fees should be between $50 to $150 per individual in fiscal 2005, depending on several variables, including the ability of the Company to successfully promote the races its sanctions.

Sales and Licensing Fees

The growing popularity of motor sports events has resulted in substantial revenue growth for officially licensed racing-related merchandise. For example, retail sales of apparel, souvenirs, collectibles, and other merchandise licensed by NASCAR drivers, teams, and track operators/promoters has climbed to approximately $1.4 billion in 2002 from approximately $800 million in 1990. Following the NASCAR business model, the Company believes that there is substantial merchandising revenue potential for its dirt-track style race sanctioning bodies.

Event Ticket Sales

A large portion of the revenues for track owners and promoters come from event ticket sales. Ticket prices generally range from $10 to $100, depending on several variables, including: size of race, race venue, popularity of the drivers and teams, and overall racing series. The Company will only receive revenues from event ticket sales at tracks that it will own or lease unless other agreements are in place for events jointly held by the Company and promoters.

Television and Electronic Media Distribution Rights

We believe increased exposure to sanctioned events will lead to increased revenues from sponsorships and other forms of advertising in addition to the revenues generated from licensing the broadcast and distribution rights for the events. Thus, the Company believes that to obtain the greatest exposure for its events and the highest value in sponsorship rights, the Company must promote its sanctioned events though television and other electronic media distribution.

The Company has a contract with the Outdoor Channel that extends through 2006 to produce and broadcast a minimum of 27 World of Outlaws Sprint Series one-hour tape-delayed race programs per year.  In 2004 the Outdoor Channel broadcast 35 tape-delayed race programs and has scheduled 36 programs for 2005.

As part of the UMP acquisition, the Company also has an agreement with SPEED Channel to broadcast 15 one-hour tape-delayed race programs featuring the World of Outlaws Stacker 2 Late Model Series.

Current Activities

We were a development stage company until February 2004, when we emerged from development stage status with the acquisition of World of Outlaws, and the introduction and commencement of a new racing series for the 2004 season known as the World of Outlaws Late Model Racing Car Series. We held our first Late Model Series race on February 4, 2004.

In pursuing our business plan, we completed the acquisition of World of Outlaws on February 4, 2004. We completed a series of transactions to acquire DIRT Motorsports (DIRT) on August 31, 2004 and we completed the acquisition of United Midwestern Promoters Motorsports, LLC (UMP) on November 30, 2004. DIRT, World of Outlaws and UMP are dirt-track style racing sanctioning bodies. In addition to sanctioning races, DIRT also operates two company-owned racing facilities and an additional three leased facilities.

World of Outlaws, Inc.

World of Outlaws, Inc. is an internationally recognized sanctioning body for dirt-track style racing and has been the leading name in Sprint Car Racing for the past 25 years. During 2004, World of Outlaws held 96 sanctioned races at 49 dirt tracks throughout the United States and held additional races in Australia.

The early days of Sprint Car racing, drivers crisscrossed the country in search of the highest paying races. At that time there were no rules governing when, where, or how they raced. Thus, these drivers were dubbed the “Outlaws.” Today World of Outlaws sanctioned races give fans some of the most exciting wheel-to-wheel racing on dirt in the world, while emphasizing safety and sportsman-like conduct in pursuit of victory.

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

DIRT Motorsports, Inc.

DIRT Motorsports, Inc. is the country’s largest dirt-racing sanctioning body for Big Block Modified, 358 Modified, and Sportsman classes, and was founded 32 years ago. In 2004 DIRT Motorsports held 783 sanctioned races for Modified, Super Modified and Sportsman classes, and an additional 17 full-fender championship races. The sanctioning body’s prize race, Super DIRT Week at the New York State Fairgrounds in Syracuse, New York, celebrated its 33rd anniversary in October 2004, and drew approximately 50,000 in attendance. Each year, DIRT Motorsports sanctioned races are held at nearly 30 DIRT Motorsports affiliated tracks situated throughout the Northeastern United States and Canada.

We believe DIRT Motorsports is the only dirt-track style race sanctioning body with an in-house television production department. DIRT’s television production department produced, syndicated and distributed over 37 hours of live and taped productions of the DIRT Racing Series in 2004. This racing series is presently seen on Time Warner Cable and the Empire TV Network. DIRT Motorsports races are also on cyber series coverage with live audio on the Internet during every Modified Super DIRT Series race.

United Midwestern Promoters Motorsports, LLC

The United Midwestern Promoters Motorsports (UMP) dirt track race sanctioning body has been a major player within the late model and modified racing circuits for the past twenty years. UMP drew more than 4,000 registered competitors at 87 different venues in 2004. In addition to weekly racing programs and late model championships, the sanctioning body holds four major events annually - The Winternationals, $100,000 Dream, Summernationals and World 100. UMP also sanctions three regional late model tours in the Midwest. These include Challenge of Champions, Sunoco Series and Northern All Stars.

Certain Risks

The Company’s business is subject to numerous risk factors, including the following:

We may not have sufficient capital to successfully affect our business strategy.

We anticipate the need to obtain additional financing to implement our business plan and acquisition strategy. If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced. Our success may be determined in a large part by our ability to obtain additional financing, and we can give no assurance that we will be successful in obtaining adequate financing on favorable terms, if at all. The absence of financing may impair our ability to implement our business plan. In all likelihood, we will issue additional shares of common stock or securities convertible into such shares in the future. Any such shares issued would further dilute the percentage ownership of our common stock held by our shareholders.

We have a limited operating history. As a result, evaluating our current business model and prospects may be difficult.

We began operations in February 2004 with the acquisition of World of Outlaws, Inc. Since then, we completed the acquisition of DIRT Motorsports Racing, Inc. effective as of August 6, 2004, and the acquisition of UMP effective as of November 30, 2004. Thus, we have only a limited operating history with which you can evaluate our current business model and our prospects, and our historical financial data may be of limited value in evaluating our future revenue and operating expenses.

Speculative nature of our proposed operations.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of targeted acquisitions and our ability to identify additional business opportunities. If we cannot acquire additional business opportunities, we may not be able to grow our company. Further, our ability to successfully implement our business plan requires an effective plan for managing our future growth. Future expansion efforts will be capital intensive and may significantly strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our operating results and financial condition.

Our failure to achieve or maintain profitability could force us to cease our operations.

We have not operated at a profit over the course of our brief history, and there can be no assurance that we will be able to achieve or maintain profitability. Our recent acquisitions have resulted in operating losses since inception, and we expect to incur operating losses in future periods. Our ability to attain profitability and positive cash flow is dependent upon a number of factors, including our ability to increase revenues while reducing costs per racing event. We may not be successful in increasing or maintaining revenues or achieving positive cash flow. Even if we do maintain profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. If we fail to maintain profitability, we might ultimately be forced to discontinue our operations.

Possible impairment of goodwill

Our failure to meet projected revenue and earnings could result in the impairment of goodwill incurred in connection with various acquisitions of existing operations. As of September 30, 2004, the Company had $7,386,444 in goodwill which was incurred in connection with the acquisition of the World Of Outlaws, Inc. and DIRT Motorsports Racing, Inc. Goodwill was impaired by $2,954,978 at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. Further impairment of goodwill is possible and could have a material negative impact on earnings.

Our success depends in part upon sales of sponsorships for our racing series and racing events.

Our business model depends, in part, on our ability to attract and maintain sponsorships for our racing series and racing events. A sponsor’s willingness to continue their relationship with us is subject to many risks beyond our control, including:

 •     Competition for advertising and promotional dollars;

 •     General market and industry conditions that may effect our sponsors; and

 •     The introduction and success of competition for new racing events and racing series.

In the event we are not able to attract new sponsors or retain current sponsorships, we could experience revenue shortfalls.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of December 20, 2004, our executive officers, directors and principal stockholders together beneficially own approximately 50.8% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

In addition, our certificate of incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, our present directors, executive officers, principal stockholders and our respective affiliates may be able to control the election of the members of the board of directors. Such a concentration of ownership could have an adverse effect on the price of the common stock, and may have the effect of delaying or preventing a change in control, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our quarterly operating results may fluctuate significantly.

Our success depends on a number of factors, many of which are beyond our control. These factors include (1) the attendance at our racing events; (2) capital expenditures and other costs relating to the expansion of operations, (3) changes in our pricing policies and those of our competitors, (4) the number of racing events scheduled during the quarter, (5) weather that may affect attendance or cause us to cancel or postpone our racing events, (6) changes in operating expenses, (7) changes in strategy, (8) personnel changes, (9) the introduction of competitive racing events, (10) the timing and effect of potential acquisitions, and (11) other general economic factors.

Our operating results, cash flows and liquidity may fluctuate significantly. Our revenues depend on our ability to hold racing events and attract attendees. Our expense levels are based, in part, on our expectations regarding future revenues, which could be inaccurate. Moreover, our operations often require up-front expenses, but result in trailing revenues. To the extent that revenues are below expectations, we may be unable to reduce expenses proportionately, and operating results, cash flow and liquidity could be negatively affected. Due to these and other factors, our operating results and/or growth rate may be below the expectations of analysts, management and investors. This, in turn, could cause the price of our common stock to drop.

Acquisitions of companies or joint venture investments may disrupt our business or dilute shareholder value.

We may acquire companies or enter into joint ventures. If we are unable to integrate these acquisitions with our existing operations, we may not receive the intended benefits of the acquisitions. Also, acquisitions may subject us to unanticipated liabilities or risks. Any acquisition or joint venture may temporarily disrupt our operations and divert management's attention from day-to-day operations. If we make future acquisitions, we may incur debt or issue equity securities to finance the acquisitions. The issuance of equity securities for any acquisition could cause our shareholders to suffer significant dilution. Also, our profitability may suffer due to acquisition-related expenses, additional interest expense or amortization costs for acquired goodwill and other intangible assets and operating losses generated by the acquired entity or joint venture. Acquisitions and joint ventures that do not successfully complement our existing operations may harm our business.

Dependence on qualified and key personnel.

We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, sales and marketing, finance and operations personnel. Competition for personnel with the type of experience in these areas is intense, and we compete for personnel against numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance we will be successful in identifying, attracting and retaining personnel.

Our future success also depends upon the continued service of our executive officers. The loss of services of one or more of our executive officers, or their decision to join a competitor or compete directly or indirectly with us, could harm our business. In particular, Paul A. Kruger, our Chairman and Chief Executive Officer, and Bobby Hartslief, our Chief Operating Officer, would be especially difficult to replace and their departure could harm our business. Each of these officers is under a two-year employment agreement with the Company.

Illiquidity of our common stock.

Although there is a public market for our common stock, trading volume has been historically low, which substantially increases our investors’ risk of loss. We can give no assurance that an active and liquid public market for the shares of our common stock will develop in the future, or if so developed, will be sustained. Low trading volume in our common stock could affect your ability to sell the shares of common stock. The development of a public trading market depends upon not only the existence of willing buyers and sellers, but also on market makers. The market bid and asked prices for the shares may be significantly influenced by decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in the shares. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. Additionally, in order to maintain our eligibility for quotation on the OTC Bulletin Board, we need to have at least one registered and active market maker. No assurance can be given that any market making activities of any additional market makers will commence or that the activities of current market makers will be continued.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

Our common stock is currently traded on the OTC:BB. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. This volatility often has been unrelated to the operating performance of the Company. These broad market fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this prospectus. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

 Our stock price may decline if additional shares are sold in the market.

As of December 20, 2004, we had 14,225,168 shares of common stock, 4,789.96 shares of Series A preferred stock convertible into 4,789,960 shares of common stock and warrants exercisable for 8,368,633 shares of common stock outstanding. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

Our articles and bylaws may delay or prevent a potential takeover of us.

Our Articles of Incorporation, as amended, and Bylaws, as amended, contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of us, even if the takeover is in the best interest of our shareholders. The Bylaws limit when shareholders may call a special meeting of shareholders. The Articles also allow the Board of Directors to fill vacancies, including newly-created directorships.

No dividends.

We have not paid any dividends on our common stock to date, and have no plans to pay any dividends on our common stock for the foreseeable future. Further, so long as shares of our Series A preferred stock are outstanding, we may not pay any dividend on our common stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of Series A preferred stock.
We can give no assurance that we will ever pay any dividends in respect of our common stock.

Item 2. Property

Cayuga County Fairgrounds

The Company owns and operates a racing facility at the Cayuga County Fairgrounds property in Weedsport, New York. This facility includes a 3/8 mile dirt track with grandstand seating capacity for 3,000 and an observation deck with capacity for 200. The property also includes a 4,400 square foot Hall of Fame and Classic Car Museum that displays vintage and classic race and muscle cars. The Museum also houses a Hall of Fame, honoring past successful drivers in the northeast area. A gift shop, video screening room and workshop/garage are also included in the Museum.

The Cayuga County Fairgrounds occupy approximately 80 acres, and also include a horse stable, adjoining show ring, cattle barn, 6-bay maintenance garage, 6 concessions buildings, guest bathroom/shower facility, driver bathroom/shower facility, pit shack, officials’ tower with 4 VIP suites, ticket office, fully-licensed tavern, 3,500 square foot warehouse, 400 square foot first aid station, parking area and camping area. In addition, the property includes a multi-use facility housing a video production studio, conference room and fair offices and a 2,500 square foot main office building.

Rolling Wheels Race Track

The Company also owns and operates the Rolling Wheels Race Track in Elbridge, New York. This property includes a 5/8 mile dirt track with grandstand seating capacity for 5,500 and an observation deck with capacity for 400. The facility includes 8 luxury skyboxes, VIP pavilion, officials’ tower, 3 concessions buildings, infield building, modern restroom facilities, and an office/ticket booth. The track and associated property covers approximately 90 acres with room for parking and a drive-in camping area overlooking the speedway.

Norman, Oklahoma Corporate Office

The Company’s corporate offices are located in Norman, Oklahoma. These offices are leased on a month-to-month basis at a rental rate of $4,940.00 per month for approximately 3,800 square feet of furnished office space. The management of all merchandising activities, video production management, accounting and corporate management are conducted from this facility.

Colorado Springs, Colorado Office

The Company also maintains a second office facility in Colorado Springs, Colorado. This office is leased on a month-to-month basis at a rental rate of $4,800.00 per month for approximately 4,800 square feet of office space. Operations management, including race and technical operations, track management, marketing, in-house legal and media/public relations activities are conducted from this facility.

Leased Racing Facilities

In addition to its owned racing facilities, the Company leases three racing facilities, the Orange County Race Track, the Canadaigua Speedway and the Syracuse Fairgrounds Race Track.

The Orange County Race Track is leased on an annual basis, $50,000 per year, through December 31, 2004. The Company is currently in negotiations to renew this lease. The track is located at the Orange County Fairgrounds in Middletown, New York, approximately 70 miles northwest of New York City.

The Canadaigua Speedway is leased on an annual basis, $22,000 per year, through November 1, 2006. The track is located at the Ontario County Fairgrounds in Canadaigua, Ontario County, New York.

The Syracuse Fairgrounds Race Track is leased for the Super Dirt Week series of races held annually during October. The track is located in Syracuse, New York.

Item 3. Legal Proceedings

On March 18, 2004, Plaintiff Greenway-University Centre Partners, L.P. sued Boundless Track Operations, Inc., for breach of a written lease agreement. The amount of damages sought by plaintiff for unpaid rental and free rent is approximately $91,500, excluding attorneys’ fees and costs. Plaintiff is further seeking to hold the Company liable for the lease obligation even though the Company is not a party to, nor did it assume, the lease. The case is currently set for trial in January 2005; although the date is expected to be continued. Mediation is contemplated in January, although no date is currently set. The Company is defending the suit on its merits. We are unable to assess the likelihood of an unfavorable outcome or to estimate the amount or range of any possible losses to the Company.

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The range of high and low bid quotations for the Company’s common stock for each fiscal quarter within the Company’s last two fiscal years, as reported by the OTC Bulletin Board, was as follows:

Year Ended	High		Low
September 30, 2003
First quarter	$	*	$	*
Second quarter		*		*
Third quarter		3.00		1.00
Fourth quarter		15.00		2.50

Year Ended
September 30, 2004
First quarter	$5.00	$2.25
Second quarter	4.00	2.75
Third quarter	2.90	1.20
Fourth quarter	4.50	1.50

* No quotations reported

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of September 30, 2004, there were 14,225,168 shares of the Company’s common stock outstanding held by approximately 430 stockholders of record, excluding warrants outstanding for an additional 4,000,000 common shares which are exercisable for a nominal sum. As of that date, the Company had 17,799,745 shares reserved for stock options, rights of conversion and warrants.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Further, so long as shares of our Series A preferred stock are outstanding, we may not pay any dividend on our common stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of Series A preferred stock.

We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

On July 30, 2004, our board of directors approved a long term incentive plan, under which we may issue incentive compensation, including stock grants and stock options. This plan has not yet been approved by our shareholders.

Recent Sales of Unregistered Securities

In February 2004, for aggregate consideration of $10,000, we sold to Burnham Hill Partners, a division of Pali Capital Inc (“BHP”) and their registered assignees, 500,000 restricted shares of common stock. Such shares have no registration rights and are subject to a lock-up agreement. Since February 2004, BHP has acted as our financial advisor related to capital restructuring, acquisition advisory and raising capital.

In July 2004, we issued to ViewTrade Financial (VTF), 893,000 shares of our common stock in connection with the engagement of VTF as a financial advisor to the Company.

In July, 2004, we sold 4,790.37 shares of our Series A preferred stock for an aggregate purchase price of $11,560,199 net of offering costs of $1,373,796. In connection with the sale, we issued warrants to purchase an aggregate of 479,037 shares of common stock at an exercise price of $2.70 per share, and warrants to purchase an aggregate of 383,229 shares of common stock at an exercise price of $3.00 per share, to our placement agent.

The issuance by the Company of the shares of common stock and warrants to purchase common stock was made in reliance upon the exemption available from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was a development stage company until February 4, 2004. Thus, no ongoing operations were conducted and no revenues were generated during the period ended September 30, 2003. Operating expenses incurred were general and administrative expenses associated with maintaining the Company while the aforementioned acquisitions were pursued.

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

On July 31, 2003, The Entity, Inc. (“the Company”) completed a simultaneous acquisition of Boundless Motor Sports Racing, Inc., a Nevada corporation (“Boundless”), and GPX Partners, L.L.C., a Texas limited liability company (“GPX”). The acquisition was accounted for as a reverse acquisition and reflected in the financial statements as a recapitalization of Boundless. The pre-merger financial statements of Boundless and GPX have become the historical financial statements of the combined company, and accordingly, the assets and liabilities of Boundless and GPX have been brought forward at their book values, no goodwill has been recognized, the accumulated deficit of Boundless has been brought forward, and common stock and additional paid-in capital of the combined company have been retroactively restated to give effect to the exchange ratio as set forth in the merger agreement.

Boundless was incorporated in May 2003 for the purpose of creating a racing and sports entertainment company primarily through the acquisition of existing motor sports sanctioning bodies and venues. In accordance with the merger agreement, The Entity, Inc. issued an aggregate of 14,926,400 shares of The Entity, Inc.’s common stock to the former shareholders of Boundless and members of GPX (collectively, the “Former Owners”). Boundless was considered a development stage enterprise for the period from inception (May 12, 2003) through September 30, 2003.

Pursuant to the terms of the Boundless Merger Agreement, (i) each outstanding share of the capital stock of Boundless held in its treasury was canceled and retired; (ii) the remaining 13,461,200 outstanding shares of capital stock of Boundless were converted into the right to receive an aggregate of 13,461,200 shares of the Company’s common stock. The structure of the Boundless Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and Boundless, or any affiliate, director, or officer of the Company, or any associate of any such director of officer.

GPX had a wholly owned subsidiary, GPX Acquisition, Inc. GPX Acquisition was merged into GPX on July 31, 2003, its only asset being design drawings on which costs had been incurred in the amount of $23,429 related to a proposed race tack to be built at some future time. Pursuant to the terms of the GPX Merger Agreement, the outstanding membership interests of GPX were converted into the right to receive an aggregate of 1,465,200 shares of the Company’s common stock, and GPX became a wholly owned subsidiary of the Company. The structure of the GPX Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and GPX, or any affiliate, director, or officer of the Company, or any associate of any such director of officer.

Simultaneously with the merger of the Company and Boundless, all Boundless shareholders, some of whom were members of GPX, delivered to Paul Kruger an option to purchase all of the shares of the Company to be acquired by the Boundless shareholders in the merger, at a purchase price of $0.001 per share. The option was exercisable in the event that the Company does not complete a $3 million equity financing on or before September 30, 2003.

While common ownership existed between Boundless and GPX, because Mr. Kruger was not a member, manager or officer of GPX, and Mr. Kruger had the option to purchase all shares of the Company held by shareholders of Boundless who were also members of GPX, it was determined that the GPX members’ ownership of Boundless common stock did not represent common control since the full benefit of that ownership could not be realized by such GPX owners until after consummation of the merger and the successful completion of the capital funding requirements by the Company. Based upon this determination, the accumulated deficit of GPX was eliminated in these financial statements.

The shares issued to the Former Owners of Boundless were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On July 31, 2003, in connection with the acquisition of Boundless and GPX, the Company changed its name to Boundless Motor Sports Racing, Inc. This name change was effected on August 12, 2003.

World of Outlaws Acquisition

On February 4, 2004, the Company, through its wholly owned subsidiary WOWI Acquisition, Inc. (WOWI), finalized the acquisition of substantially all the assets of World of Outlaws, Inc. In exchange for the assets acquired, the Company paid to World of Outlaws $5,000,000, which amount was offset by $1,450,000 in pre-acquisition cash advances, plus interest of $21,815 provided by the Company to World of Outlaws in connection with the Purchase Agreement and $525,000 in deposits World of Outlaws had received for sanctioning of future sprint car racing events. The net purchase price of $3,003,185, was paid by a twelve-month promissory note bearing interest at the rate of seven percent (7%) per annum, with principal payments on the note due in the following increments: (a) $100,000 on March 1, 2004, (b) $400,000 on May 1, 2004, and (c) $500,000 on September 1, 2004, with the remaining principal balance due on maturity; and accrued interest due and payable quarterly. The promissory note is secured by the assets that were acquired from World of Outlaws, plus all future assets acquired by WOWI. The promissory note is also guaranteed by Mr. Paul A. Kruger, the Company’s Chief Executive Officer and significant shareholder. In August 2004, the Company completed the payment for World of Outlaws.

The purchase was accounted for under the purchase method of accounting and accordingly the purchase price of $5,000,000, including estimated costs of acquisition of $220,000 was allocated as follows:

Transportation equipment	$184,926
Other equipment	8,875
Trade-marks and Trade-names	142,452
Goodwill	4,883,747
$5,220,000

The allocation of the purchase price to transportation and other equipment was based upon estimated fair market values determined at the acquisition date. The Company recorded $4,883,747 in goodwill in connection with the acquisition.

DIRT Acquisitions

In October 2003, the Company made a cash deposit of $1,000,000 and issued 1,558,334 shares of its common stock to the owners of DIRT Motorsports, Inc. and two affiliated tracks known as Rolling Wheels DIRT Race Track and Cayuga County Dirt Track towards the acquisition of these properties. This series of transactions is referred to as the “Dirt Acquisitions”.

Effective May 24, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation, consummated the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation ("FLI"), pursuant to an Asset Purchase Agreement. The Company, through a separate wholly-owned subsidiary, had previously entered into an agreement to purchase the FLI assets (the "First Asset Purchase Agreement"), but the previous arrangement was mutually terminated in favor of the Asset Purchase Agreement.

In exchange for the assets and real property acquired, which consisted of the Rolling Wheels motor sports racing track located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company's common stock, $.0001 par value per share (the "Shares"), valued at $60,000. The Company also incurred $28,777 of costs relating to the acquisition.

The Shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

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

In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remained unpaid at year end pending a final accounting which could ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, $.0001 par value per share, valued at $118,333, (the “Shares”), all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement. The Company also incurred $213,846 of costs relating to the acquisition.

The Shares issued to Mr. Donnelly in connection with the acquisition of DIRT were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

On August 31, 2004 the Company consummated the acquisition of the Cayuga County race track. In exchange for the assets and real property acquired, which consisted of the Cayuga County motor sports racing track located in Cayuga County, New York, the Company paid $2,293,333 consisting of (a) cash in of $2,150,000, and (b) 716,667 shares of the Company's common stock, $.0001 par value per share (the "Shares"), valued at $143,333 which were previously paid and credited toward the purchase price.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisitions for the DIRT transactions:

	DIRT	Rolling Wheels	Cayuga County
Current assets	$459,217	$-	$-
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,529,238	-	-
Total assets acquired	3,238,090	1,088,777	2,293,333
Current liabilities	1,130,910	-	-
Net assets acquired	$2,107,180	$1,088,777	$2,293,333

The $2,529,238 of goodwill associated with the acquisition of the DIRT stock will not be amortizable for tax purposes.

During the fiscal year ended September 30, 2003, the Company incurred $495,384 in operating expenses. The Company had a loss from operations for the fiscal year ended September 30, 2003 of $474,617 and an associated loss per share of $0.03 for the fiscal year ended September 30, 2003.

During the fiscal year ended September 30, 2004, the Company incurred $10,310,062 in operating expenses. The Company had a loss from operations for the fiscal year ended September 30, 2004 of $7,707,179 and an associated loss per share of $1.11 for the fiscal year ended September 30, 2004.

Depreciation expense during the 2004 fiscal year increased to $91,304 or 4,231% from $2,108 during the 2003 fiscal year due to an increase in assets as a result of the acquisitions described herein.

Interest expense during the 2004 fiscal year increased to $1,015,118 or 15,140% from $6,661 during the 2003 fiscal year due to an increase in financing activities.

During the 2004 fiscal year, 54% of gross revenues were generated through race sanctioning fees; admission fees generated 14% of revenues; sponsorships generated 9% of revenues; merchandise sales generated 17% of revenues; and 6% of revenues was generated through other sources.

During 2005, management believes that sponsorships and sanctioning fees will each generate 40% of total revenues, with merchandise sales generating 12% and admission fees and other sources generating the remaining 8%.

Liquidity and Capital Resources

At September 30, 2004, the Company’s working capital balance was a $1,299,849. Our primary source of funding through September 30, 2004 has been from issuance of preferred stock and from the Company’s Chairman and CEO, Paul A. Kruger, via a combination of an original equity investment in the Company and subsequent promissory notes. As of the date of this filing, the Company has sold 4,382.96 shares of its Series A preferred stock, resulting in net proceeds to the Company of $10,687,269 and Mr. Kruger has provided approximately $2.5 million in funding to the Company, of which, approximately $2.3 million was in the form of promissory notes which were subsequently converted to additional paid in capital on July 31, 2004.

On January 23, 2004, the Company borrowed $1,000,000 from SXJE, LLC. This loan bears interest at an initial rate of 6% per annum, increasing to 12% per annum on May 23, 2004, and would have matured on January 23, 2005, but has been converted into shares of Series A preferred stock and Series A warrants as described below.

On May 21, 2004, the Company borrowed $2,000,000 from Boundless Investments, LLC. This loan bears interest at a rate of twelve percent (12%) per annum and would have matured on May 20, 2007, but was exchanged for a new promissory note on July 30, 2004 in connection with the sale of shares of our Series A preferred stock. The new promissory note bears interest at eight percent per annum and matures on May 19, 2007. From and after the sixth month following the date of the note, at the option of the holder, the principal amount and accrued and unpaid interest shall convert into such number of shares of Series A preferred stock equal to 110% of the principal and interest amounts being converted at $2,700 per share into Series A preferred stock.

Effective July 30, 2004, we issued and sold 4,382.96 shares of our newly designated Series A Convertible Preferred Stock and Series A warrants to purchase 3,506,367 shares of our common stock, for $11,560,199 net of offering costs. In connection with the sale of our Series A preferred shares and Series A warrants, SXJE, LLC, the holder of the $1,000,000 promissory note referenced above, agreed to convert the principal and all accrued interest under the note into 407.41 Series A preferred shares and Series A warrants to purchase 325,928 shares of common stock.

    The proceeds from issuance of the Series A Stock and the Series A Warrants were allocated to each instrument based on their relative fair values using the Black Scholes method. Additionally, the Series A Stock included a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, are deemed a dividend to holders of the Preferred Stock. The Warrants are exercisable and the Preferred Stock is convertible immediately. The sum of the relative fair value of the Series A Warrants and the intrinsic value of the beneficial conversion ratio of the Series A Stock was determined to be in excess of the total proceeds received by the Company; therefore, the proceeds in excess of the par value of $11,560,151 is considered a non-cash dividend to the holders of the Series A Stock and was recorded a the date of issuance and included in the determination of net loss applicable to common stock. The stated cumulative dividend from issuance through year end was recorded at the stated rate of 4.0% per year.

We anticipate raising funds through additional private placements of preferred stock and additional sources of long-term financing. If we are unable to achieve sufficient cash flows from operations or, in the absence of sufficient cash flows, we are not successful in obtaining additional funding, we may not be able to sustain operations.

As the future success of the Company is dependent on our ability to fund operations, the Company’s ability to continue as a going concern is at a high degree of risk.

   The following table summarizes our contractual obligations as of September 30, 2004:

		Payment Due by Period
Contractual obligations	Total	Less than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$44,668	$22,668	$22,000	$-	$-
Notes payable and accrued interest	$2,160,000	$160,000	$2,000,000	$-	$-

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

Revenue Recognition and Deferred Revenue

The Company recognizes sanction fees upon the successful completion of a scheduled sanctioned race. Upon execution of a sanction agreement with race promoters and race track owners, the Company receives a sanction fee deposit in advance. Advance sanction deposits are deferred and recognized when earned upon the occurrence of the scheduled race event. In addition to the deposits received in connection with the execution of sanction agreements, the Company receives sanction advances from time to time that are also included in deferred revenue and recognized when earned. The Company recognizes revenue from sponsorship agreements when earned in the applicable racing season as set forth in the sponsorship agreement. Revenue from merchandise sales are recognized at the time of sale less any estimated returns and allowances, if any. Other revenues from royalties are recognized when earned. Ticket sales are recognized in revenues on the day of the event. Membership income is recognized proratedly over the term of the membership.

Net loss per share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding. There are warrants to purchase 8,368,633 shares of common stock outstanding as of September 30, 2004. Due to net losses in 2004, the warrants were not included in diluted earnings per share as the effect would have been anti-dilutive.

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

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives are to be amortized over the respective estimated useful lives.

At least annually the Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the operating expense section in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company has chosen the fourth quarter to conduct its annual impairment test.

New Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

    In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issurance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

    The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

    The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characterics of these instruments.'

    The statement is effective for the quarter beginning January 1, 2006.

    In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occuring after June 15, 2005.

Item 7. Financial Statements and Supplementary Data

Please refer to pages F-1 through F-7.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 8A. Evaluation of Internal and Disclosure Controls

The Company’s Chief Executive Officer and the Company’s principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of the date of the financial statements included in this report on Form 10-KSB, have concluded that as of the evaluation date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    Information required by this Item is incorporated by reference from the sections entitled “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed with the Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report.

Item 10. Executive Compensation

    Information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed with the Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Information required by this Item is incorporated by reference from the section entitled “Security Ownership of Management and Certain Shareholders” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed with the Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report.

Item 12. Certain Relationships and Related Transactions

    Information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed with the Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report.

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

2.4
 Stock Purchase Agreement, dated as of August 13, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

18

2.5
Amendment No. 1 to Stock Purchase Agreement, dated as of October 2, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

2.6
Contract of Sale dated as of August 13, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

2.7
Amendment No. 1 to Contract of Sale dated as of October 3, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.8 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

2.8
Extension Agreement dated as of May 21, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Bruno M. DiMatteo, Paul Vitale, the Company, Boundless Track Operations, Inc., Boundless Racing, Inc., and Finger Lakes International, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB for the fiscal year ended March 31, 2004).

2.9
Asset Purchase Agreement dated as of May 24, 2004, by and among Finger Lake International, Inc., a New York corporation, Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, Boundless Motor Sports Racing, Inc., and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2004).

2.10
Subsequent Extension Agreement dated as of May 25, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Boundless Motor Sports Racing, Inc. and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.6 of the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2004).

2.11
Amendment to Agreements dated as of July 30, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Boundless Motor Sports Racing, Inc. and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.7 of the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2004).

2.12
Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

3.1	Amended and Restated Articles of Incorporation *

3.2	Bylaws *

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

4.6	Promissory Note dated July 30, 2004. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).
4.7	Waiver and Extension dated as of July 20, 2004.*
10.1	Promissory Note dated as of February 4, 2004. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

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

10.8	Amendment to Promissory Notes and Loans dated as of April 15, 2004 by and between Mr. Paul Kruger and the Company

10.9	Credit Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.

10.10	Promissory Note dated as of April 15, 2004 issued by the Company as maker to Mr. Paul Kruger as Payee.

10.11	Security Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.

10.12	Promissory Note dated May 19, 2004, by and between the Company and Boundless Investments, LLC

14	Code of business Conduct and Ethics.*

16.1
Letter from Michael Johnson and Co., LLC dated April 28, 2004 regarding change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K reporting under Item 4 filed with the Commission on April 28, 2004).

23.1	Consent of Independent Auditors**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Jackson *

32	Section 1350 Certification of Paul A. Kruger and Glenn A. Jackson *

* Filed herewith
** Included in the auditor's report on page F-1

(b) Reports on Form 8-K:
(1)	Form 8-K/A filed with the Commission on January 9, 2004 reporting under Item 7, the pro forma financial information related to the acquisitions of Boundless and GPX;
(2)	Form 8-K filed on January 13, 2004 reporting, under Item 5, the anticipated filing date for the Company’s Form 10-KSB;
(3)	Form 8-K filed on January 28, 2004 reporting, under Item 5, a revised anticipated filing date for the Company’s Form 10-KSB;
(5)	Form 8-K filed on February 10, 2004 reporting under Item 2 and 7, reporting the acquisition of substantially all of the assets of World of Outlaws, Inc.;
(6)	Form 8-K filed on April 28, 2004 reporting under Item 4, changes in Registrant’s certifying accountant;
(7)
Form 8-K/A filed on May 25, 2004 reporting under item 7, the audited financial statements of World of Outlaws, Inc. and the pro forma financial information related to the acquisition of World of Outlaws, Inc.

(8)
Form 8-K/A filed on June 2, 2004 reporting under item 7, the audited financial statements of World of Outlaws, Inc. and the pro forma financial information related to the acquisition of World of Outlaws, Inc.

(9)	Form 8-K filed on June 2, 2004 reporting under item 2 and 7, the acquisition of the assets of Finger Lake International, Inc.;
(10)	Form 8-K filed on June 23, 2004 reporting under item 4, changes in Registrant’s certifying accountant;
(11)	Form 8-K filed on August 4, 2004 reporting under item 5 and 7, the issue and sale of Series A Convertible Preferred Stock;
(12)	Form 8-K filed on August 6, 2004 reporting under item 4, changes in Registrant’s certifying accountant;
(13)	Form 8-K filed on August 12, 2004 reporting under items 2 and 7, the acquisition of all the outstanding shares of capital stock of DIRT Motorsports, Inc.;
(14)	Form 8-K/A filed on October 5, 2004 reporting under items 4 and 9, changes in Registrant’s certifying accountant.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled "Principal Accountant Fees and Services" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed with the Commission not later than 120 days after the end of the Company's fiscal year covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOUNDLESS MOTOR SPORTS RACING, INC.
(Registrant)
Date: December ___, 2004	By:	/s/ Paul A. Kruger
Paul A. Kruger
Chief Executive Officer

Date: December ___, 2004	By:	/s/ Glenn A. Jackson
Glenn A. Jackson
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompany consolidated balance sheet of Boundless Motor Sports Racing, Inc. as of September 30, 2004 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Murrell, Hall, McIntosh & Co., PLLP
Oklahoma City, Oklahoma

November 20, 2004 except for Note 15 for which
the date is November 30, 2004

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Boundless Motor Sports Racing, Inc.

Richardson, Texas

We have audited the accompanying consolidated statement of operations and cash flows of Boundless Motor Sports Racing, Inc. (a development stage company) for the period from inception (May 12, 2003) through September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Boundless Motor Sports Racing, Inc. for the period from inception (May 12, 2003) through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern at September 30, 2003, the company is in the development stage and has no current viable operations, has minimal cash and current liabilities exceed current assets by $386,714, which raises a substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is dependent on its ability to attain additional capital and to attain future profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ BDO Seidman, LLP

January 13, 2004
Dallas, Texas

Boundless Motor Sports Racing, Inc.
Consolidated Balance Sheet

September 30,
2004
Assets
Current Assets
Cash and cash equivalents	$5,005,930
Accounts receivable	356,614
Inventory	72,891
Prepaid expense	60,840
Notes receivable	-
Other current assets	33,139
Total Current Assets	5,529,414

Land, buildings, and equipment, net	3,998,112
Trademarks	142,452
Goodwill, net of impairment of $2,954,978	4,431,466
Other assets, net of amortization of $22,418	214,369

Total Assets	$14,315,813

Liabilities
Current Liabilities
Accounts payable trade	$358,354
Accrued liabilities	2,452,184
Deferred revenue	1,259,028
Notes payable	160,000
Total Current Liabilities	4,229,566

Notes payable - long term, net of discount of $1,333,333	666,667

Shareholders' Equity
Common stock: $0.0001 par value;
100,000,000 shares authorized, 14,225,168 and 15,740,500 issued and outstanding on September 30, 2004 and 2003 (excluding warrant for an additional 4,000,000 outstanding at September 30, 2004 which are exercisable for a nominal sum)	1,422
Convertible preferred stock: $0.01 par value;
10,000,000 shares authorized, 4790.37 issued and outstanding	48
Additional paid-in capital	17,599,906
Accumulated Deficit	(8,181,796)
Total Shareholders' Equity	9,419,580

Total Liabilities and Shareholders' Equity	$14,315,813

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statements of Operations

		For the Period of Inception
	For the Year Ended	(May 12, 2003) through
	September 30,	September 30,
	2004	2003
Revenue
Race sanctioning fees	$1,929,394	$-
Admissions fees	519,009	-
Sponsorship and advertising	326,756	-
Merchandise sales	614,916	-
Other	211,272	-
Total revenues	3,601,347	-

Operating Expenses
Operating and marketing expenses	3,650,043	-
Cost of merchandise	354,883	-
General and administrative	2,458,854	493,276
Debt restructuring expense	800,000
Goodwill Impairment	2,954,978	-
Depreciation and amortization	91,304	2,108
Total Operating Expenses	10,310,062	495,384

Operating income (loss)	(6,708,715)	(495,384)

Other (Expenses) Income
Interest income	16,654	12,047
Interest expense	(1,015,118)	(6,661)
Other income	-	15,381
Total Other (Expense) Income	(998,464)	20,767

Net (Loss)	(7,707,179)	(474,617)
Dividend on preferred stock for value of warrants
issued and beneficial conversion	(11,560,151)	-

Cumulative preferred stock dividend	(80,000)	-

Net (Loss) applicable to common stock	$(19,347,330)	$(474,617)

Net (Loss) per Share, Basic and Diluted	$(1.11)	$(0.03)

Weighted average of number of
shares outstanding	17,437,515	15,740,500

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
For the Period of Inception (May 12, 2003) through September 30, 2003 and For The Year Ended September 30, 2004

	Common Stock		Convertible Preferred Stock		Additional paid in capital	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Common	Deficit	Equity (Deficit)

Balance, May 12, 2003 (date of inception)	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(474,617)	(474,617)

Issuance of Founders Shares	13,461,200	-	-	-	216,000	-	216,000

Retirement of Founders Shares	(13,461,200)	-	-	-	-	-	-

Issuance of Common Stock in relation to
Merger between The Entity Inc. and Boundless Motor Sports Racing, Inc. and GPX Partners LLC	15,740,500	1,574	-	-	(44,998)	-	(43,424)

Balance, September 30, 2003	15,740,500	1,574	-	-	171,002	(474,617)	(302,041)

Net loss	-	-	-	-	-	(7,707,179)	(7,707,179)

Issuance of common shares	3,184,668	318	-	-	869,949	-	870,267

Issuance of Series A preferred shares, net of
offering costs	-	-	4,790.37	48	11,560,151	-	11,560,199

Contribution by shareholders from
cancellation of shareholder loans	-	-	-	-	2,198,334	-	2,198,334

Payment of debt restructing fees by shareholder	-	-	-	-	800,000	-	800,000

Value assigned to rights to receive
warrants in connection with note
payable and beneficial conversion
rights of note payable	-	-	-	-	2,000,000	-	2,000,000

Retirement of shares	(4,700,000)	(470)	-	-	470	-	-

Balance, September 30, 2004	14,225,168	$1,422	4,790.37	$48	$17,599,906	$(8,181,796)	$9,419,580

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.
Consolidated Statements of Cash Flows

		For the Period of Inception
	For the Year Ended	(May 12, 2003) through
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,707,179)	$(474,617)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	91,305	2,108
Amortization of note payable discount	666,667
Stock issued for expenses	208,650
Restructuring fees paid by shareholder	800,000
Impairment of goodwill	2,954,978
Increase (decrease) in cash from changes in
(Increase) in accounts receivable	(356,614)	-
(Increase) in inventory	(72,891)
(Increase) in prepaid expenses	(51,793)	(12,047)
(increase) in other current assets	(33,139)	(9,047)
Increase in accounts payable	52,704	270,552
Accrued liabilities	1,287,515	21,018
Deferred revenue	1,259,028	-

Cash provided by (used in) operating activities	(900,769)	(202,033)

Cash flows from investing activities:
(Payments) for business acquired, net of cash	(9,068,757)
(Purchase) of property and goodwill	(505,508)	(57,243)
(Issuance) repayments of notes receivable	-	(600,000)
(Purchase) of other assets	(207,249)	(6,109)

Cash (used by) investing activities	(9,781,514)	(663,352)

Cash flows from financing activities:
Issuance of common stock for cash	260,000	216,000
Issuance of preferred stock for cash, net of offering costs	10,625,918	-
Payments on notes payable	(3,652,516)	-
Issuance of notes payable	8,454,196	650,000

Cash provided by financing activities	15,687,598	866,000

Net cash provided	5,005,315	615
Cash at beginning of period	615	-
Cash at ending of period	$5,005,930	$615

Suplemental Cash flow Information

Cash paid for interest	$257,436	$7

Issuance of common stock in connection with DIRT
acquisitions	$311,667	$-

Issuance of common stock for loan closing costs	$20,000	$-

Cancellation of debt by shareholder	$2,198,334	$-

Non cash offering costs	$(165,726)	$-

Note receivable applied to purchase price	$612,047	$-

Assumption of sanction deposits through acquisition	$1,042,780	$-

Conversion of note payable and accrued interest to preferred stock	$1,100,007	$-

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.
Notes to Consolidated Financial Statements
September 30, 2004 and 2003

NOTE 1 - THE COMPANY

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

On July 31, 2003, The Entity, Inc. (“the Company”) completed a simultaneous acquisition of Boundless Motor Sports Racing, Inc., a Nevada corporation (“Boundless”), and GPX Partners, L.L.C., a Texas limited liability company (“GPX”). The acquisition was accounted for as a reverse acquisition and reflected in the financial statements as a recapitalization of Boundless. The pre-merger financial statements of Boundless and GPX have become the historical financial statements of the combined company, and accordingly, the assets and liabilities of Boundless and GPX have been brought forward at their book values, no goodwill has been recognized, the accumulated deficit of Boundless has been brought forward, and common stock and additional paid-in capital of the combined company have been retroactively restated to give effect to the exchange ratio as set forth in the merger agreement.

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

Pursuant to the terms of the Boundless Merger Agreement, (i) each outstanding share of the capital stock of Boundless held in its treasury was canceled and retired; (ii) the remaining 13,461,200 outstanding shares of capital stock of Boundless were converted into the right to receive an aggregate of 13,461,200 shares of the Company’s common stock. The structure of the Boundless Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and Boundless, or any affiliate, director, or officer of the Company, or any associate of any such director of officer.

GPX had a wholly owned subsidiary, GPX Acquisition, Inc. GPX Acquisition was merged into GPX on July 31, 2003, its only asset being design drawings on which costs had been incurred in the amount of $23,429 related to a proposed race track to be built at some future time. Pursuant to the terms of the GPX Merger Agreement, the outstanding membership interests of GPX were converted into the right to receive an aggregate of 1,465,200 shares of the Company’s common stock, and GPX became a wholly owned subsidiary of the Company. The structure of the GPX Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and GPX, or any affiliate, director, or officer of the Company, or any associate of any such director of officer.

While common ownership existed between Boundless and GPX, because Mr. Kruger was not a member, manager or officer of GPX, and Mr. Kruger had the option to purchase all shares of the Company held by shareholders of Boundless who were also members of GPX, it was determined that the GPX members’ ownership of Boundless common stock did not represent common control since the full benefit of that ownership could not be realized by such GPX owners until after consummation of the merger and the successful completion of the capital funding requirements by the Company. Based upon this determination, the accumulated deficit of GPX was eliminated in these financial statements.

The shares issued to the Former Owners of Boundless were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On July 31, 2003, in connection with the acquisition of Boundless and GPX, the Company changed its name to Boundless Motor Sports Racing, Inc. This name change was effected on August 12, 2003.

On February 4, 2004, as described in Note 4, the Company finalized the acquisition of substantially all the assets of the World of Outlaws. Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore in the development stage enterprise until February 4, 2004. During the fiscal year ended September 30, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of DIRT Motorsports, Inc and two affiliated race tracks. See Note 4 for further details.

Subsequent to the acquisition of DIRT Motorsports, Inc., the Company began operating under the d/b/a name DIRT MotorSports and management plans to change the Company name to DIRT MotorSports, Inc. in the near future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition and Deferred Revenue

The Company recognizes sanction fees upon the successful completion of a scheduled sanctioned race. Sanction fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race event. The Company recognizes revenue from sponsorship agreements when earned in the applicable racing season as set forth in the sponsorship agreement. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Ticket sales are recognized as revenues on the day of the event. Membership income is recognized proratedly over the term of the membership.

Net loss Per Share

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. For the period ended September 30, 2003, the net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding. For the year ended September 30, 2004, the numerator and denominator used in the EPS calculation are as follows:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Loss	$(7,707,179)
Cumulative Preferred Stock dividend	(80,000)
Dividend on preferred stock value for warrants issued and beneficial conversion	(11,560,151)
Net Loss applicable to common shareholders	$(19,347,330)	17,437,515	$(1.11)

For the year ended September 30, 2004 the Company had the following warrants outstanding:

•	Series A warrants to purchase 3,832,297 shares of common stock

•	Conversion Warrant to purchase 4,000,000 shares of common stock

•	Placement Agent Warrants to purchase 862,266 shares of common stock

In addition the Company’s Series A Preferred Stock was convertible into 4,790,370 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

Net (loss) per share has been computed by dividing the net (loss) by the weighted average number of common shares and equivalents outstanding. There were warrants outstanding to purchase 8,368,633 shares of common stock outstanding as of September 30, 2004. Due to net losses in 2004 the warrants were not included in diluted earnings per share as the effect would have been anti-dilutive.

Inventories

Inventories of retail merchandise are stated at the lower of cost or market on the first in, first out method. Shipping, handling and freight costs related to merchandise inventories are charged to cost of merchandise.

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

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of September 30, 2004, the Company believes there is no impairment of property and equipment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boundless Motor Sports Racing, Inc. and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Purchase Accounting

The Company accounted for its acquisitions of assets in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). SFAS no. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives are to be amortized over the respective estimated useful lives.

At least annually the Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the discounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the discounted cash flow amount, an impairment charge is recorded in the operating expense section in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company has chosen the fourth quarter of its fiscal year to conduct its annual impairment test.

Concentration of Credit Risk

As of September 30, 2004 the Company held $4,587,745 in cash in banks in excess of the FDIC insured limits. These are large financial institutions and the Company does not believe it has any material risk of default from any of these financial institutions.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)”. SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Instruments with Characteristics of Both Debt and Equity” (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) Mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company’s own shares that obligate the company to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issurance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characterics of these instruments.'

The statement is effective for the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occuring after June 15, 2005.

NOTE 3 - ACQUISITIONS

World of Outlaws

On February 4, 2004 the Company completed the acquisition of substantially all the assets of the assets of World of Outlaws, Inc., including but not limited to the right to sanction races under the World of Outlaws name. World of Outlaws is a sanctioning body for dirt track racing across the United States. The acquisition will allow the Company to pursue its business plan to create a racing and sports entertainment company. The purchase price consisted of:

·	Cash and acquisition costs of $2,419,319
·	Forgiveness of $1,450,000 plus accrued interest of $21,815 promissory note payable to the Company
·	Assumptions of obligations for $525,000 in deposits World of Outlaws had received for sanctioning of future sprint car racing events
·	Assumption of $777,325 of other obligations of World of Outlaws

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Transportation equipment	$184,926
Other equipment	8,875
Trade-marks	142,452
Goodwill	4,857,206
Total assets acquired	5,193,459

Advances from promoters	525,000
Other current obligations	777,325
Total liabilities assumed	1,302,325

Net consideration paid in cash and debt forgiveness	$3,891,134

The $4,857,206 of goodwill will be deductible for tax purposes over 17 years.

With the purchase of World of Outlaws, the Company has acquired the corporate name “World of Outlaws, Inc.” and all associated trade-names, trade-marks, and trade-mark registrations. This will allow the Company to sanction World of Outlaws sprint-car racing events and expand into other series such as a World of Outlaws late-model series without restrictions.

Dirt Motorsports Inc.

In October 2003, the Company made a cash deposit of $1,000,000 and issued 1,558,334 shares of its common stock to the owners of Dirt Motorsports, Inc. and two affiliated tracks known as Rolling Wheels Dirt Race Track and Cayuga County Dirt Track towards the acquisition of these properties. This series of transactions is referred to as the “Dirt Acquisitions”.

Effective May 24, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation, consummated the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation ("FLI"), pursuant to an Asset Purchase Agreement. The Company, through a separate wholly-owned subsidiary, had previously entered into an agreement to purchase the FLI assets (the "First Asset Purchase Agreement"), but the previous arrangement was mutually terminated in favor of the Asset Purchase Agreement.

In exchange for the assets and real property acquired, which consisted of the Rolling Wheels motor sports racing track located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company's common stock, $.0001 par value per share (the "Shares"), valued at $60,000. The Company also incurred $28,777 of costs relating to the acquisition.

The Shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

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

In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remained unpaid at year end pending a final accounting which could ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, $.0001 par value per share, valued at $118,333, (the “Shares”), all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement. The Company also incurred $213,846 of costs relating to the acquisition.

The Shares issued to Mr. Donnelly in connection with the acquisition of DIRT were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

On August 31, 2004 the Company consummated the acquisition of the Cayuga County race track. In exchange for the assets and real property acquired, which consisted of the Cayuga County motor sports racing track located in Cayuga County, New York, the Company paid $2,293,333 consisting of (a) cash in of $2,150,000, and (b) 716,667 shares of the Company's common stock, $.0001 par value per share (the "Shares"), valued at $143,333 which were previously paid and credited toward the purchase price.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisitions for the DIRT transactions:

	DIRT	Rolling Wheels	Cayuga County
Current assets	$459,217	$-	$-
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,529,238	-	-
Total assets acquired	3,238,090	1,088,777	2,293,333
Current liabilities	1,130,910	-	-
Net assets acquired	$2,107,180	$1,088,777	$2,293,333

The $2,529,238 of goodwill associated with the acquisition of the DIRT stock will not be amortizable for tax purposes.

Pro Forma Results of Operations (Unaudited)

The following table presents pro forma results of operations as if the acquisitions of World of Outlaws and DIRT had occurred at the beginning of each of the periods presented. The following pro forma results of operations for the year ended September 30, 2004 are based on historical results of operations for the Company for the year ended September 30, 2004, including the historical results of operations for World of Outlaws for the period from October 1, 2003 to February 4, 2004 (date of acquisition) and the historical results of operations for DIRT from October 1, 2003 to August 6, 2004 (date of acquisition). The pro forma results of operations for the period from May 12, 2003 to September 30, 2003 are based on the historical results of operations for the Company for the period ended September 30, 2003, the historical financial statements of World of Outlaws adjusted to reflect World of Outlaws’ results of operations for the period from May 12, 2003 through September 30, 2003 and the historical financial statements of DIRT for the year ended September 30, 2003 after adjustments to reflect DIRT’s results of operations for the period from May 12, 2003 through September 30, 2003.

	Year End September 30, 2004	Period from May 12, 2003 to September 30, 2003
Revenue	$6,532,864	$3,145,439
Net loss	$(8,750,054)	$(787,862)
Net loss per share applicable to common shareholders	$(19,347,330)	$(787,862)
Basic and diluted loss per share	$(1.11)	$(.05)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment and their depreciable lives consisted of the following at September 30, 2004:

	Cost	Depreciable Life

Land	$2,935,611	N/A
Transportation equipment	203,687	5 - 7 years
Buildings and grandstands	677,135	7 - 40 years
Office furniture and equipment	110,152	5 - 7 years
Audio/Video equipment	142,520	5 - 7 years
	4,069,105

Less accumulated depreciation	(70,993)
Property and equipment, net	$3,998,112

Depreciation is computed on a straight-line basis. Depreciation expense for the year ended September 30, 2004 and the period of Inception (May 12, 2003) through September 30, 2003 was $68,885 and $2,108, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGLE ASSETS

Goodwill and other intangible asset included in the financial statements as of September 30, 2004 are as follows:

Goodwill incurred in connection with World of Outlaws acquisition	$4,857,206
Goodwill incurred in connection with the DIRT acquisition	2,529,238
Less impairment of goodwill associated with the
World of Outlaws acquisition	(2,954,978)

Net goodwill at September 30, 2004	4,431,466
Trademarks	142,452
Blueprints and drawings	23,419

Total net goodwill and intangibles	$4,597,337

As discussed in Note 3 to the Consolidated Financial Statements, the Company conducts and annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition and the DIRT acquisition were treated as separate reporting units for purposes of making these impairment calculations. As of September 30, 2004, the World of Outlaws goodwill was determined to be impaired by $2,954,978.

Due to the extended amount of time needed to complete additional acquisitions, the World of Outlaws reporting unit’s operating profit and cash flows were lower than expected in the year ended September 30, 2004. Based on these factors the revenue forecasts for World of Outlaws were reduced resulting in the impairment of the goodwill.

NOTE 6 - ACCRUED LIABILITES

During the racing season, drivers earn points which are converted into cash awards given in October of each year. Included in accrued liabilities at September 30, 2004 was $1,282,922 in accrued point’s funds liability. Also included in accrued liabilities at September 30, 2004 was $925,000 accrued pending the final settlement on the DIRT acquisition. Pursuant to the Amended Stock Purchase Agreement, $925,000 of the aggregate purchase price was deferred to be offset against any liabilities finally assumed by the Company and the remainder to be paid to Mr. Donnelly.

NOTE 7 - DEFERRED REVENUES

Deferred revenues at September 30, 2004 consist of advance ticket sales of $335,228, sanctioning fee advances on future races of $605,700, sponsorship prepayments received of $272,989, and unearned portions of licensing fees of $45,111.

NOTE 8 - NOTES PAYABLE

On July 30,2004, the Company entered into an agreement with Boundless Investments. LLC to refinance an existing $2,000,000 note dated May 19, 2004. Terms of this refinancing reduce the interest rate from 12% to 8%, eliminated the collateral requirement, and eliminated the requirement for certain shareholders guarantees. In consideration for this exchange of debt instruments, certain shareholders gave Boundless Investments, LLC 4,000,000 shares of their personal restricted common stock of the Company.

Boundless Investment, LLC then returned these 4,000,000 shares of common stock to the Company in exchange for warrants to buy 4,000,000 shares of the Company common stock for at an exercise price of $0.001 per share or $4,000 in total.

Boundless Investments, LLC then sold these warrants to an unrelated third party for $800,000 or $0.20 per share.

In accordance with Emerging Issues Task Force Pronouncement 96-19, $800,000 was charged to current operations as a debt extinguishment expense.

Notes payable at September 30, 2004 consisted of the following:

$2,000,000 note payable dated July 30, 2004 due to Boundless Investments LLC. This note bears interest at eight percent per annum, payable quarterly, and matures on May 19, 2007. Commencing six months after the date of this note, the note holder has the option to convert the outstanding principal plus accrued interest into shares of Series A Convertible Preferred Stock at a conversion ratio equal to 110% of the outstanding principal and interest at the conversion date. The Company incurred loan acquisition fees of $201,765 which are being amortized over the life of the loan. Amortization of $22,418 was recorded in the year ended September 30, 2004 on these fees.

The proceeds from the issuance of the notes payable, the beneficial conversion ratio effective six months after the conversion date, and the warrants associated with the beneficial conversion rights were allocated to each instrument based on their fair values. The sum of the relative fair value of the beneficial conversion ratio and the warrants associated with the beneficial conversion rights was determined to be in excess of the total proceeds received by the Company; therefore, the entire amount of proceeds was considered non-cash discount. The debt discount is being amortized as interest expense over the period from the date of issuance to the date of earliest conversion which is six months from the date of issuance. The debt discount was recorded at the date of issuance and the amortization of the debt discount in the amount of $666,667 was included in the determination of net loss as interest expense in 2004.

$40,000, 6% note payable to an individual, dated February 4, 2004, due February 4, 2005. Principal of $10,000 and interest payable monthly.

$120,000, 6% note payable to an individual, dated August 6, 2004, due August 6, 2005. Principal $10,000 and interest payable monthly.

The aggregate amounts of maturities of debt during each of the years ending September 30, 2005 through 2009 are:

F-15

2005	$160,000
2006	-
2007	2,000,000
2008	-
2009	-

$2,160,000

NOTE 9 - SHAREHOLDERS’ EQUITY (DEFICIT)

On October 15, 2003 the Company issued 1,558,334 shares of unregistered common stock valued at $311,677 or $0.20 per share in connection with the DIRT Acquisitions described in Note 4.

On December 2, 2003 in exchange for cash, the Company sold 83,334 shares of unregistered common stock at a price of $3.00 per share.

On May 24, 2004 the Company issued 50,000 shares of unregistered common stock in connection with the acquisition of the Rolling Wheels dirt race track as described in Note 4 above. The stock was valued at $0.20 per share.

In June 2004, the Company issued 500,000 shares of unregistered common stock valued at $100,000 for services related to the preferred stock offering for which the investment advisors paid $10,000. The value of the stock issued in excess of the purchase price was treated as additional offering costs and were reflected as a reduction in additional paid in capital. The Company also paid $1,198,070 in cash for commissions and legal fees associated with the preferred stock offering.

On July 19, 2004, the Company issued 893,000 shares of unregistered common stock valued at $178,600 in compensation for a one year consulting agreement with investment advisors. The contract period began April 6, 2004. Because this contract had no measurable performance requirements, the Company charged the entire compensation against current years operations.

On July 30, 2004, the Company issued 100,000 shares of unregistered common stock valued at $20,000 for financial consulting services. The value was charged to current operating expense.

Issuance of Preferred Stock

Effective July 30, 2004, the Company issued 4,790.37 shares of its newly designated Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,832,297 shares of it’s common stock, $0.0001 par value per share (the “Series A Warrants”), for an aggregate sales price of $11,560,199 net of offering cost of $1,373,796. In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of the Series A Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $2,700 per share (the "Liquidation Preference Amount") of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment shall be made or any assets distributed to the holders of the Common Stock or any other Junior Stock. If the assets of the Company are not sufficient to pay in full the Liquidation Preference Amount plus any accrued and unpaid dividends payable to the holders of outstanding shares of the Series A Preferred Stock and any series of preferred stock or any other class of stock on a parity, as to rights on liquidation, dissolution or winding up, with the Series A Preferred Stock, then all of said assets will be distributed among the holders of the Series A Preferred Stock and the other classes of stock on a parity with the Series A Preferred Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation payment with respect to each outstanding fractional share of Series A Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment with respect to each outstanding share of Series A Preferred Stock.
In addition, Boundless Investments, LLC, the holder of that certain Promissory Note issued by the Company dated May 19, 2004, in the principal amount of $2,000,000 (the “BI Note”), agreed to exchange the BI Note for a new promissory note in the principal amount of $2,000,000 bearing interest of eight percent per annum with a maturity date of May 19, 2007.

The Series A Stock is convertible at any time into an aggregate of 4,790,370 shares of common stock, representing a conversion price of $2.70 per share. Subject to an effective registration statement covering the resale of the shares of common stock into which the Series A Stock is convertible, the Series A Stock will automatically convert into shares of common stock after January 26, 2005, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

The Series A Warrants have a term of seven years at an exercise price of $3.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Series A Warrants, the Company may redeem the Series A Warrants for $0.0001 per warrant at any time after July 29 2006, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000. Commencing one year following the date of the initial issuance of the Series A Preferred Stock , the holders of record of shares of Series A Preferred Stock shall be entitled to receive dividends at the rate of four percent (4%) of the stated Liquidation Preference Amount per share per annum and increasing to six percent (6%) of the stated Liquidation Preference Amount per share per annum commencing two years following the Issuance date, payable semi-annually at the option of the Company in cash or in shares of Common Stock.

The proceeds from issuance of the Series A Stock and the Series A Warrants were allocated to each instrument based on their relative fair values. Additionally, the Series A Stock included a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, are deemed a dividend to holders of the Preferred Stock. The Warrants are exercisable and the Preferred Stock is convertible immediately. The sum of the relative fair value of the Series A Warrants and the intrinsic value of the beneficial conversion ratio of the Series A Stock was determined to be in excess of the proceeds received by the Company; therefore, the entire $11,560,199 in proceeds is considered a non-cash dividend to the holders of the Series A Stock and was recorded at the date of issuance and included in the determination of net loss applicable to common stock. The stated cumulative dividend from issuance through year end was recorded at the stated rate of 4.0% per year.

The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series A shares. This agreement calls for the Company to file a registration statement by November 27, 2004. The agreement also calls for the registration statement to become effective by January 26, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 1½ % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective. See Note 15 for further details.

Also in connection with the sale of the Series A Stock and Series A Warrants, Paul A. Kruger, the Company’s Chief Executive Officer, (a) forgave approximately $2,000,000 of debt owed to him by the Company under various promissory notes, (b) surrendered to the Company 700,000 shares of it’s common stock (the “Surrendered Shares”), (c) transferred to Boundless Investments, LLC 4,000,000 shares of the Company’s common stock (the “Transferred Shares”), and (d) sold to the purchasers of the Series A Stock and Series A Warrants an additional 800,000 shares of Company common stock for an aggregate sales price of $160,000 (the “Sold Shares”). The Transferred Shares were subsequently surrendered to the Company in exchange for a warrant to purchase 4,000,000 shares of our common stock (the “Exchange Warrant”), at an exercise price of $0.001 per share. The Exchange Warrant was subsequently sold to the purchasers of the Series A Stock and Series A Warrants. The Surrendered Shares and Transferred Shares were cancelled by the Company.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company’s president, Paul A. Kruger owns interest in an aircraft charter company, Hildalgo Trading, LLC, that the Company utilizes for travel services. The Company spent approximately $23,000 during the 2003 fiscal year and $58,225 during the 2004 fiscal year in utilizing this aircraft charter service.

Mr. Kruger also leases an aircraft to Business Jet, another company that the Company utilizes for travel services. The Company has spent approximately $66,000 during the 2003 fiscal year and $151,684 during the 2004 fiscal year with Business Jet for aircraft charter services.

Mr. Kruger owns an interest in a real estate company, Onward, LLC, from which the Company has purchased three previously owned vehicles at fair market value totaling $80,520 during the 2004 fiscal year. These purchases have been reviewed and approved by our Board of Directors. In addition to this, the Company rents office space in a building owned and managed by Onward, LLC. The Company paid no rent to Onward, LLC during the 2003 fiscal year and paid $49,090 to Onward, LLC during the 2004 fiscal year.

Mr. Dahlson, a former director of the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. We paid Jackson Walker L.L.P. $37,327 and $319,712 in legal fees during the 2003 and 2004 fiscal years respectively.

NOTE 11 - INCOME TAXES

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

The tax effects of temporary differences giving rise to deferred tax assets and liabilities at September 30, 2004 are as follows:

At September 30, 2004, the Company had net operating loss carry forwards of approximately $5,500,000 for federal income tax purposes. Net operating loss carry forwards generated prior to the merger, of approximately $120,000, of The Entity, Inc. will be limited due to change in control regulations under the Internal Revenue Code.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2004 and 2003:

	September 30,
	2004	2003
Deferred income tax assets
Tax effect of impairment of goodwill in excess of amounts
amortized for income tax reporting purposes	$1,013,000	$-
Tax effect of net operating loss carryforward	2,137,000	161,370
Deferred income tax liabilities
Tax effect of tax depreciation in excess of book depreciation	(8,000)	-
	$3,142,000	$161,370
Valuation allowance	(3,142,000)	(161,370)
Net deferred tax asset	$-	$-

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the year ended September 30, 2004 and for the period since inception (May, 2003) through September 30, 2003 are as follows:

	September 30,
	2004	2003

Income tax benefit - Federal	$2,620,000	$161,370
Income tax benefit - State	361,000	-
Less valuation allowance	(2,981,000)	(161,370)
Income tax provision	$-	$-

NOTE 12 - COMMITMENTS

A wholly-owned subsidiary of the Company has a lease agreement for the Canadaigua Track through July 1, 2006 at a yearly rate of $22,000.

A wholly-owned subsidiary of the Company has a lease agreement for an office copier at $334 per month through February 7, 2005.

Total scheduled future minimum lease payments, under these operating leases are as follows:

Year Ending
2005	$22,668
2006	22,000
$44,668

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at September 30, 2004 was $960,000.

NOTE 13 - STOCK OPTIONS, RIGHTS OF CONVERSION AND WARRANTS

The Company’s Board of Directors has approved a stock option incentive plan with a reserve of 3,500,000 shares of common stock. As of September 30, 2004, no options had been awarded pursuant to this plan.

The Company has 4,790.37 shares of Preferred Series A Stock which are convertible into an aggregate of 4,790,370 shares of common stock, at conversion price of $2.70 per share. Subject to an effective registration statement covering the resale of the shares of common stock into which the Series A Stock is convertible, the Series A Stock will automatically convert into shares of common stock after January 26, 2005, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

The Company has Series A Warrants outstanding to purchase 3,832,296 shares of the Company’s common stock which have a term of seven years at an exercise price of $3.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Series A Warrants, the Company may redeem the Series A Warrants for $0.0001 per warrant at any time after July 29 2006, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

The Company has Conversion Warrants outstanding to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share. These warrants expire on July 31, 2011.

The Company has Placement Agent Warrants outstanding to purchase 479,037 shares of the Company’s common stock at an exercise price of $2.70 per share. These warrants expire on July 31, 2011.

The Company has Placement Agent Warrants outstanding to purchase 383,229 shares of the Company’s common stock at an exercise price of $3.00 per share. These warrants expire on July 31, 2011.

NOTE 14 - LITIGATION AND CONTINGENCITES

On March 18, 2004, Plaintiff Greenway-University Centre Partners, L.P. sued Boundless Track Operations, Inc., for breach of a written lease agreement. The amount of damages sought by plaintiff for unpaid rental and free rent is approximately $91,500, excluding attorneys’ fees and costs. Plaintiff is further seeking to hold the Company liable for the lease obligation even though the Company is not a party to, nor did it assume, the lease. The case is currently set for trial in January 2005; although the date is expected to be continued. Mediation is contemplated in January, although no date is currently set. The Company is defending the suit on its merits. We are unable to assess the likelihood of an unfavorable outcome or to estimate the amount or range of any possible losses to the Company.

NOTE 15 - SUBSEQUENT EVENTS

Effective November 7, 2004, the Company, through it’s wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (“BRI”), entered into an Asset Purchase Agreement with Lernerville Speedway, Inc., a corporation organized under the Commonwealth of Pennsylvania (the “LSI”), and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk (the “Purchase Agreement”), pursuant to which the Company intends to purchase substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway” (the “Assets”).

BRI will pay a total purchase price of $3,240,000 for the Assets and will assume certain of LSI’s liabilities. The purchase price will be payable by BRI as follows:

(a)  $500,000 will be payable at the closing of the transactions under the Purchase Agreement;

(b)  $110,000 will be payable on or prior to May 30, 2005, $3,500 of which shall be deemed to be interest;

(c)  $110,000 will be payable on or prior to October 30, 2005, $6,500 of which shall be deemed to be interest;

(d)  $110,000 will be payable on or prior to May 30, 2006, $12,000 of which shall be deemed to be interest;

(e)  $110,000 will be payable on or prior to May 30, 2007, $18,000 of which shall be deemed to be interest; and

f)  the remaining $2,300,000 will be payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.

The four $110,000 payments described above, as well as the promissory note, will be secured by a mortgage on the Lerner Speedway facility, and will be guaranteed by the Company.

The closing of the transactions under the Purchase Agreement are subject to several conditions, including the completion by BRI of a due diligence review of LSI and the racing facility operations.

Effective November 30, 2004, the Company, entered into and consummated a Membership Interests Purchase Agreement by and among United Midwestern Promoters Motorsports, LLC, hereafter “UMP,” National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., and Lebanon Valley Auto Racing Corp. (the “Purchase Agreement”), pursuant to which the Company acquired all of the outstanding membership interests in UMP, in exchange for an aggregate purchase price of $2,400,000, of which, $200,000 was previously paid under the terms of a letter of intent among the parties, $1,600,000 was paid in cash at closing, and the remaining $600,000 was satisfied through the issuance of 164,384 shares of the Company’s common stock, par value $.0001 per share (the “Shares”). In addition, at closing the Company has provided warrants to purchase an aggregate of 40,000 shares of the Company’s common stock for $3.65 per share.

UMP is a dirt track race sanctioning body, and as such, sanctions races for both late model and open wheel modified cars. UMP assets include its agreements with drivers competing in its races, and sponsorship agreements with racing event sponsors.

Under the terms of the Purchase Agreement, if the average closing price of the Company’s common stock for the ten-trading days immediately preceding the one-year anniversary of the date of the closing of the acquisition (the “Average Anniversary Price”) is less than $3.65 per share, then the Company shall, at it’s sole election, either (a) issue additional shares of its common stock equal to the difference between: (i) $600,000 divided by the Average Anniversary Price, less (ii) 164,384, or (b) purchase, at a purchase price of $3.65 a share, the Shares.

The Series A shareholders have agreed to extend the filing date of the registration statement for purposes of computing possible liquidating damages.

