Form 10KSB/A
period 2004-09-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-01-13
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004: $39,985,116 (at a closing price of $5.50 per share).

1

As of December 31, 2004, 14,439,554 of the Issuer’s $.0001 par value common stock were outstanding, excluding warrants outstanding for an additional 4,000,000 common shares which are exercisable for a nominal sum.

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

