Form 10KSB/A
period 2004-09-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-01-31
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB

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

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company as of September 30, 2004, are as follows:

Name	Age	Position

Paul Kruger	49	Chairman of the Board, Chief Executive Officer, and President

Bobby Hartslief	48	Vice President, Chief Operating Officer and Director

Daniel Cathcart	50	Director

Glenn A. Jackson	41	Chief Financial Officer

Paul A. Kruger, Chairman of the Board, Chief Executive Officer and President - Mr. Kruger joined the Company as the Chairman of the Board and Chief Executive Officer in January 2003 with the acquisitions of Boundless Motor Sports Racing and GPX Partners, and in March 2004, also became the Company’s President. From July 1999 to January 2003, Mr. Kruger was the Chairman and Chief Executive Officer of PalWeb Corporation, a publicly-traded corporation in the manufacturing business. Mr. Kruger also served as the President of PalWeb from January 2000 to January 2003. From December 2000 until July 2002, Mr. Kruger also served as the Chairman of the Board of Directors and the Chief Executive Officer of Precis, Inc., a company engaged in the healthcare services program membership business. Mr. Kruger served as Chief Executive Officer and a director of Foresight, Inc. from February 1999 to December 2000, when Foresight was acquired by a subsidiary of Precis. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and operated a financial services marketing company, United Bank Club Association, Inc. He served as its President and CEO until February 1996, when United Bank Club was sold to a subsidiary of Cendant Corp. Mr. Kruger received his B.B.A. in accounting from Cameron University in 1975 and earned a J.D. degree from Oklahoma City University in 1980.

Bobby Hartslief, Vice President, Chief Operating Officer and Director - Mr. Hartslief has been Chief Operating Officer and a director of the company since July 2003. Mr. Hartslief has been involved in the racing industry for 23 years. In 1980, Mr. Hartslief purchased the only internationally graded motor racing circuit in Africa, called Kyalami. Over the next five years he operated the circuit. Mr. Hartslief sold Kyalami in 1986 and moved to Monaco, where he managed the affairs of three-time world champion Nelson Piquet. Mr. Hartslief returned to South Africa in the early 1990’s and obtained financial backing from the State Government to build Phakisa, a new FIM/FIA standard International road circuit that included an American style oval in an economically depressed area of South Africa. Mr. Hartslief earned his Certificate of Commerce from the University of Watersrand of Johannesburg, South Africa in 1975.

Daniel H. Cathcart, Director - Mr. Cathcart joined the Company as a director in August 2004. Mr. Cathcart is currently a manager of CST Partners, LLC, a real estate management and investment partnership headquartered in Colorado Springs, Colorado. From 1993 to 1998, Mr. Cathcart served as a Managing Director of the Prime Group, a national real estate development firm headquartered in Chicago. In 1981, Mr. Cathcart was appointed and served as Special Assistant to the Secretary of Education by the Reagan administration. Prior to his appointment, Mr. Cathcart served on the staff of The Rose Institute for State and Local Government of The Claremont McKenna College, a national political research center. Mr. Cathcart holds a B.A. degree from Colorado College.

Glenn A. Jackson, Chief Financial Officer - Mr. Jackson joined the Company as our Chief Financial Officer in August 2004. Prior to joining the Company, Mr. Jackson served as Vice President and Chief Financial Officer of Aviation General, Incorporated, an aircraft manufacturing company, from 2002 to 2004. Prior to this, Mr. Jackson served as Vice President of Finance of Spectrum Design Group, an audio-video-broadcast installation contracting company, from 2000 to 2004. Mr. Jackson earned a B.A. degree in 1986 and an M.B.A. degree in 1994 from the University of Memphis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2004, we believe that our officers, directors and persons who own more than 10% of a registered class of our equity securities have timely filed all reports required by Section 16(a) of the Exchange Act, except for Mr. Kruger, who was late in filing one transaction. In making this disclosure, we have relied solely on our review of the copies of such forms received by us with respect to fiscal 2004, or written representations from certain reporting persons.

Code of Ethics

The Company maintains policies and procedures that represent both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules. The code applies to all directors, officers, and employees.

The code is posted on our internet site and is available free of charge on request to the Secretary at the Company's address. Any amendment of the Code will be promptly posted on our website at http://www.boundlessracing.com.

A committee of the Board of Directors will review any issues under the code involving an executive officer or director and will report its findings to the Board. We do not envision that any waivers of the code will be granted, but should a waiver occur for an executive officer or director, it will also be promptly disclosed on our website.

Item 10. Executive Compensation

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2003 through the fiscal year ended September 30, 2004, of our Chief Executive Officer and our other named executive officers who earn in excess of $100,000.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

	Annual Compensation				Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)

Paul A. Kruger	2003	0	0	0	0	0
Chairman/CEO/President	2004	135,000	0	0	0	0

Bobby Hartslief	2003	40,000	0	0	0	0
COO/Director	2004	109,500	0	0	0	0

There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to our executive officers. No other compensation except for that described above was paid or distributed during the last fiscal year to our executive officers. Except as described below under “Employment Contracts,” there are no compensatory plans or arrangements, with respect to any of our executive officers, which result or will result from the resignation, retirement or any other termination of such individual’s employment with us or from a change in control of the Company or a change in the individual’s responsibilities following a change in control. No stock options, stock appreciation rights or other stock based incentives were awarded to any of our named executive officers during fiscal 2004.

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

Employment Contracts

We entered into three year employment agreement with Mr. Hartslief in June 2004 pursuant to which we agreed to employ Mr. Hartslief as Chief Operating Officer at an annual salary of $150,000, subsequently raised to $180,000. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Hartslief terminates the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Hartslief shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.

We also entered into three year employment agreement with Mr. Kruger in June 2004 pursuant to which we agreed to employ Mr. Kruger as Chief Executive Officer at an annual salary of $180,000. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Kruger terminates the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Kruger shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 28, 2005, certain information with respect to the beneficial ownership of our common stock by (i) each of our directors and executive officers, (ii) each person known to us to be the beneficial owner of five percent or more of the outstanding shares of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated. Certain principal stockholders are selling stockholders in this offering.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common	Paul A. Kruger	6,569,533(2)	89.14%
Common	Bobby Hartslief	750,000(3)	10.18%
Common	Daniel Cathcart	50,000	*
Common	Glenn Jackson	- 0 -	*

* less than one percent

(1)	Unless otherwise indicated, the business address each of Messrs. Kruger, Hartslief, Cathcart and Jackson is 2500 McGee Street, Suite 147, Norman, Oklahoma, 73072.
(2)	Includes 300,000 shares held by Mr. Kruger’s children.
(3)	Includes 700,000 shares held by Mr. Hartslief’s spouse and children.

Directors, Executive Officers and Control Persons

The following table sets forth information about all executive officers of the Company.

Name	Age	Position

Paul Kruger	49	Chairman of the Board, Chief Executive Officer and President

Bobby Hartslief	48	Vice President and Chief Operating Officer

Glenn Jackson	41	Chief Financial Officer

Paul A. Kruger, Chairman of the Board, Chief Executive Officer and President - Mr. Kruger joined the Company as the Chairman of the Board and Chief Executive Officer in January 2003 with the acquisitions of Boundless Motor Sports Racing and GPX Partners, and in March 2004, also became the Company’s President. From July 1999 to January 2003, Mr. Kruger was the Chairman and Chief Executive Officer of PalWeb Corporation, a publicly-traded corporation in the manufacturing business. Mr. Kruger also served as the President of PalWeb from January 2000 to January 2003. From December 2000 until July 2002, Mr. Kruger also served as the Chairman of the Board of Directors and the Chief Executive Officer of Precis, Inc., a company engaged in the healthcare services program membership business. Mr. Kruger served as Chief Executive Officer and a director of Foresight, Inc. from February 1999 to December 2000, when Foresight was acquired by a subsidiary of Precis. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and operated a financial services marketing company, United Bank Club Association, Inc. He served as its President and CEO until February 1996, when United Bank Club was sold to a subsidiary of Cendant Corp. Mr. Kruger received his B.B.A. in accounting from Cameron University in 1975 and earned a J.D. degree from Oklahoma City University in 1980.

Bobby Hartslief, Vice President, Chief Operating Officer - Mr. Hartslief has been Chief Operating Officer and a director of the company since July 2003. Mr. Hartslief has been involved in the racing industry for 23 years. In 1980, Mr. Hartslief purchased the only internationally graded motor racing circuit in Africa, called Kyalami. Over the next five years he operated the circuit. Mr. Hartslief sold Kyalami in 1986 and moved to Monaco, where he managed the affairs of three-time world champion Nelson Piquet. Mr. Hartslief returned to South Africa in the early 1990’s and obtained financial backing from the State Government to build Phakisa, a new FIM/FIA standard International road circuit that included an American style oval in an economically depressed area of South Africa. Mr. Hartslief earned his Certificate of Commerce from the University of Watersrand of Johannesburg, South Africa in 1975.

Daniel H. Cathcart, Director - Mr. Cathcart joined the Company as a director in August 2004. Mr. Cathcart is currently a manager of CST Partners, LLC, a real estate management and investment partnership headquartered in Colorado Springs, Colorado. From 1993 to 1998, Mr. Cathcart served as a Managing Director of the Prime Group, a national real estate development firm headquartered in Chicago. In 1981, Mr. Cathcart was appointed and served as Special Assistant to the Secretary of Education by the Reagan administration. Prior to his appointment, Mr. Cathcart served on the staff of The Rose Institute for State and Local Government of The Claremont McKenna College, a national political research center. Mr. Cathcart holds a B.A. degree from Colorado College.

Glenn A. Jackson, Chief Financial Officer - Mr. Jackson joined the Company as our Chief Financial Officer in August 2004. Prior to joining the Company, Mr. Jackson served as Vice President and Chief Financial Officer of Aviation General, Incorporated, an aircraft manufacturing company, from 2002 to 2004. Prior to this, Mr. Jackson served as Vice President of Finance of Spectrum Design Group, an audio-video-broadcast installation contracting company, from 2000 to 2004. Mr. Jackson earned a B.A. degree in 1986 and an M.B.A. degree in 1994 from the University of Memphis.

Item 12. Certain Relationships and Related Transactions

Mr. Kruger owns interest in an aircraft charter company, Hildalgo Trading, LLC, that the Company utilizes for travel services. The Company spent approximately $23,000 during the 2003 fiscal year and $58,225 during the 2004 fiscal year in utilizing this aircraft charter service.

Mr. Kruger also leases an aircraft to Business Jet, another company that the Company utilizes for travel services. The Company spent approximately $66,000 during the 2003 fiscal year and $151,684 during the 2004 fiscal year with Business Jet for aircraft charter services.

Mr. Kruger owns an interest in a real estate company, Onward, LLC, from which the Company has purchased three previously owned vehicles at fair market value, totaling $80,520 during the 2004 fiscal year. These purchases have been reviewed and approved by our Board of Directors. In addition to this, the company rents office space from a building owned and managed by Onward, LLC. The Company paid no rent to Onward, LLC during the 2003 fiscal year and paid $49,090 to Onward, LLC during the 2004 fiscal year.

Mr. Richard F. Dahlson, a former director of the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. The Company paid Jackson Walker L.L.P. $37,327 and $319,712 in legal fees during the 2003 and 2004 fiscal years, respectively

Item 13. Exhibits and Reports on Form 8-K

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

19

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

20

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

21

Item 14. Principal Accountant Fees and Services

Audit Fees. For the period since inception (May 2003) through September 30, 2003, the Company has accrued $33,000 related to audit fees and paid $2,900 of audit fees relating to disclosure requirements. The company paid 114,220 in audit fees during the 2004 fiscal year. Of this, $17,319.50 was paid to Murrell, Hall, McIntosh & Co., PLLP, our current auditor of record.

Audit-Related Fees. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended September 30, 2004 and September 30, 2003 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and September 30, 2003 were $0 and $0, respectively.

All Other Fees. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended September 30, 2004 and September 30, 2003 were $0 and $0, respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Murrell, Hall, McIntosh & Co., PLLP in fiscal 2004.

22

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

23

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

