Form 10QSB
period 2004-12-31
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-02-22
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

0-18045

Commission File Number

Boundless Motor Sports Racing, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-0953839

(State of incorporation)	(IRS Employer Identification No.)

2500 McGee Drive, Suite 147, Norman, OK 73072

(Address of principal executive offices)

(405) 360-5047 or (877) 5-RACING

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were 14,439,554 shares of common stock outstanding as of February 18, 2004, excluding warrants for an additional 4,000,000 common shares which are exercisable for a nominal sum.

Transitional Small Business Disclosure Format (Check one): Yes ☑ No ☐

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boundless Motor Sports Racing, Inc.

Consolidated Balance Sheets
As of December 31, 2004 and September 30, 2004
(Unaudited)

	December 31,	September 30,
	2004	2004
Assets
Current Assets
Cash and cash equivalents	$148,903	$5,005,930
Accounts receivable	26,161	356,614
Inventory	71,177	72,891
Prepaid expense	30,662	60,840
Other current assets	167,139	33,139

Total Current Assets	444,042	5,529,414

Land, buildings, and equipment, net	4,098,612	3,998,112
Trademarks	242,452	142,452
Contract rights	1,005,000	—
Goodwill, net of impairment of $2,954,978	6,692,328	4,431,466
Other assets	233,281	214,369

Total Assets	$12,715,715	$14,315,813

Liabilities
Current Liabilities
Accounts payable trade	$686,434	$358,354
Accrued liabilities	1,952,521	2,452,184
Deferred revenue	490,909	1,259,028
Notes payable	100,000	160,000

Total Current Liabilities	3,229,864	4,229,566

Notes payable — long-term, net of discount of $333,330 and $1,333,330 at December 31, 2004 and September 30, 2004, respectively	1,666,670	666,667

Shareholders’ Equity
Common stock: $0.0001 par value;
100,000,000 shares authorized, 14,439,554 and 14,230,170 issued and outstanding on December 31, 2004 and September 30, 2004 (excluding warrant for an additional 4,000,000 outstanding which are exercisable for a nominal sum)	1,444	1,422
Convertible preferred stock: $0.01 par value;
10,000,000 shares authorized, 4,790.37 issued and outstanding	48	48
Additional paid-in capital	18,341,073	17,599,906
Accumulated deficit	(10,523,384)	(8,181,796)

Total Shareholders’ Equity	7,819,181	9,419,580

Total Liabilities and Shareholders’ Equity	$12,715,715	$14,315,813

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Operations
For the Three Months Ended December 31, 2004 and 2003
(Unaudited)

	Three Months ended	Three Months ended
	December 31, 2004	December 31, 2003
Revenue
Race sanctioning fees	$202,951	$—
Admissions fees	1,309,547	—
Sponsorship and advertising	227,078	—
Merchandise sales	172,155	—
Other	78,682	—

Total revenues	1,990,413	—

Operating, general and administrative expenses
Operating and marketing expenses	1,563,592	—
Cost of merchandise	74,682	—
General and administrative	1,592,153	227,452
Depreciation and amortization	47,100	4,365

Total Operating Expenses	3,277,527	231,817

Operating income (loss)	(1,287,114)	(231,817)

Other (Expenses) Income
Interest income	9,379	4,685
Interest expense	(1,063,853)	(14,978)

Total Other Expense	(1,054,474)	(10,293)

Net (Loss) before income taxes	(2,341,588)	(242,110)
Provision for income taxes	—	—

Net (Loss)	$(2,341,588)	$(242,110)

Net (Loss) per Share, Basic and Diluted	$(0.16)	$(0.01)

Weighted average of number of shares outstanding	14,343,566	17,088,870

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Shareholders’ Equity
For the Three Month Period Ended December 31, 2004

			Convertible		Additional		Total
	Common Stock		Preferred Stock		paid-in capital	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Common	Deficit	Equity (Deficit)
Balance, September 30, 2004	14,230,170	$1,424	4,790	$48	$17,599,906	$(8,181,796)	$9,419,582

Net loss	—	—	—	—	—	(2,341,588)	(2,341,588)

Issuance of common shares, UMP acquisition	164,384	16	—	—	599,984	—	600,000

Issuance of common stock, employee stock grants	45,000	4	—	—	8,996	—	9,000

Issuance of common stock purchase warrants	—	—	—	—	132,187	—	132,187

Balance, December 31, 2004	14,439,554	$1,444	4,790	$48	$18,341,073	$(10,523,384)	$7,819,181

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,341,588)	$(242,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,100	4,365
Stock issued for expenses	9,000
Loan discount	1,000,003
Increase (decrease) in cash from changes in
Decrease in accounts receivable	330,453	—
Decrease in inventory	1,714
(increase) in accrued interest income	—	(4,685)
Decrease in prepaid expenses	30,178
(increase) in other current assets	(134,000)	(2,047)
Increase (Decrease) in accounts payable	328,080	(175,094)
(Decrease) in accrued liabilities	(499,662)	(14,337)
(Decrease) in deferred revenue	(768,119)	—

Cash provided by (used in) operating activities	(1,996,841)	(433,908)

Cash flows from investing activities:
(Purchase) of property, contract rights, trademarks and goodwill	(2,802,889)	—
(Issuance) repayments of notes receivable	—	(600,000)
Advances on acquisitions		(500,000)
Reduction in deposit	2,703	—

Cash (used in) investing activities	(2,790,186)	(1,100,000)

Cash flows from financing activities:
Issuance of common stock for cash	—	250,002
Payments on notes payable	(60,000)	—
Loan proceeds	—	1,315,000

Cash provided by financing activities	(60,000)	1,565,002

Net increase (decrease) in cash	(4,847,027)	31,094
Cash at beginning of period	5,005,930	615

Cash at ending of period	$148,903	$31,709

Supplemental Cash flow Information

Cash paid for interest	$63,850	$—

Issuance of common stock for property and contract rights	$609,000	$311,676

Issuance of warrants for property and contract rights	$132,187	$—

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.

Notes to Consolidated Financial Statements
December 31, 2004
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

On July 31, 2003, The Entity, Inc. (“the Company” or “Boundless”) completed a simultaneous acquisition of Boundless Motor Sports Racing, Inc., a Nevada corporation (“Boundless Track”), and GPX Partners, L.L.C., a Texas limited liability company (“GPX”). The acquisition was accounted for as a reverse acquisition and reflected in the financial statements as a recapitalization of the Company. As part of such transaction, The Entity, Inc. changed its name to Boundless Motor Sports Racing, Inc., and the prior Boundless Motor Sports Racing, Inc. changed its name to Boundless Track Operations, Inc. The pre-merger financial statements of Boundless Track and GPX have become the historical financial statements of the combined company, and accordingly, the assets and liabilities of Boundless Track and GPX have been brought forward at their book values, no goodwill has been recognized, the accumulated deficit of Boundless has been brought forward, and common stock and additional paid-in capital of the combined company have been retroactively restated to give effect to the exchange ratio as set forth in the merger agreement.

Boundless was incorporated in May 2003 for the purpose of creating a racing and sports entertainment company primarily through the acquisition of existing motor sports sanctioning bodies and venues. In accordance with the merger agreement, The Entity, Inc. issued an aggregate of 14,926,400 shares of The Entity, Inc.’s common stock to the former shareholders of Boundless Track and members of GPX (collectively, the “Former Owners”).

Pursuant to the terms of the Boundless Merger Agreement, (i) each outstanding share of the capital stock of Boundless Track held in its treasury was canceled and retired; (ii) the remaining 13,461,200 outstanding shares of capital stock of Boundless Track were converted into the right to receive an aggregate of 13,461,200 shares of the Company’s common stock. The structure of the Boundless Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and Boundless Track, or any affiliate, director, or officer of the Company, or any associate of any such director of officer.

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

While common ownership existed between Boundless Track and GPX, because Mr. Kruger was not a member, manager or officer of GPX, and Mr. Kruger had the option to purchase all shares of the Company held by shareholders of Boundless Track who were also members of GPX, it was determined that the GPX members’ ownership of Boundless Track common stock did not represent common control since the full benefit of that ownership could not be realized by such GPX owners until after consummation of the merger and the successful completion of the capital funding requirements by the Company. Based upon this determination, the accumulated deficit of GPX was eliminated in these financial statements.

The shares issued to the Former Owners of Boundless Track were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On February 4, 2004, the Company finalized the acquisition of substantially all the assets of the World of Outlaws, Inc. Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore in the development stage enterprise until February 4, 2004.

During the fiscal year ended September 30, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of DIRT Motorsports, Inc. and two affiliated race tracks.

Subsequent to the acquisition of DIRT Motorsports, Inc., the Company began operating under the d/b/a name DIRT MotorSports and management plans to change the Company name to DIRT MotorSports, Inc. in the near future.

During the quarter ended December 31, 2004, the Company entered into an Asset Purchase Agreement with Lernerville Speedway, Inc. The total consideration to be given for the assets acquired is $3,455,830. See note 4 for further details.

Also during the quarter ended December 31, 2004, the Company, entered into and consummated a Membership Interests Purchase Agreement by and among United Midwestern Promoters Motorsports, LLC, hereafter “UMP”. See Note 4 below.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,341,588 for the three month period ended December 31, 2004 and has an accumulated deficit of $10,523,384 and negative working capital of ($2,785,822) as of December 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The future success of the Company is dependent on its ability to attain profitable operations and upon its ability to obtain additional capital. There can be no assurance that the Company will attain positive cash flows from operations or be successful in obtaining such financing.

We anticipate raising funds through additional private placements of preferred stock and additional sources of long-term financing. We believe the Company’s operations and sponsorship revenues will also provide additional cash flows as the Company strived to achieve profitability through operations.

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

Revenue Recognition and Deferred Revenue

The Company recognizes sanction fees upon the successful completion of a scheduled sanctioned race. Sanction fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race event. The Company recognizes revenue from sponsorship agreements when earned in the applicable racing season as set forth in the sponsorship agreement. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Attendance fees are recognized as revenues on the day of the event. Membership income is recognized proratedly over the term of the membership.

Net loss Per Share

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the period ended December 31, 2004, the net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding.

For the quarter ended December 31, 2004 the Company had the following warrants outstanding:

•	Series A warrants to purchase 3,832,296 shares of common stock

•	Conversion Warrant to purchase 4,000,000 shares of common stock

•	Placement Agent Warrants to purchase 862,266 shares of common stock

•	Warrants to purchase 40,000 shares of common stock issued in connection with the UMP acquisition

In addition, as of December 31, 2004, the Company’s Series A Preferred Stock was convertible into 4,790,370 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

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

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of December 31, 2004, the Company believes there is no impairment of property and equipment.

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

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives are to be amortized over the respective estimated useful lives or anticipated future cash flow streams when appropriate.

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

Concentration of Credit Risk

As of December 31, 2004 the Company does not believe it has any material concentration of credit risks.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment”. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.’ The statement is effective for the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005.

NOTE 4 – ACQUISITIONS

World of Outlaws, Inc.:

On February 4, 2004 the Company completed the acquisition of substantially all the assets of the assets of World of Outlaws, Inc. (“World of Outlaws”). World of Outlaws is a sanctioning body for dirt track racing across the United States. The acquisition will allow the Company to pursue its business plan to create a racing and sports entertainment company. The purchase price consisted of:

•	Cash and acquisition costs of $2,419,319

•	Forgiveness of $1,450,000 plus accrued interest of $21,815 promissory note payable to the Company

•	Assumptions of obligations for $525,000 in deposits World of Outlaws had received for sanctioning of future sprint car racing events

•	Assumption of $777,325 of other obligations of World of Outlaws

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Transportation equipment	$184,926
Other equipment	8,875
Trade-marks and Trade-names	142,452
Goodwill	4,857,206

Total assets acquired	5,193,459

Advances from promoters	525,000
Other current obligations	777,325

Total liabilities assumed	1,302,325

Net consideration paid in cash and debt forgiveness	$3,891,134

Subsequent to closing the Company incurred an additional $2,070 in closing costs which was allocated to goodwill bring the investment in goodwill to $4,859,276. The goodwill will be deductible for tax purposes over 17 years.

With the purchase of World of Outlaws, the Company has acquired the corporate name “World of Outlaws, Inc.” and all associated trade-names, trade-marks, and trade-mark registrations. This will allow the Company to sanction World of Outlaws sprint-car racing events and expand into other series such as a World of Outlaws late-model series without restrictions.

Dirt Motorsports Inc.

In October 2003, the Company made a cash deposit of $1,000,000 and issued 1,558,334 shares of its common stock to the owners of Dirt Motorsports, Inc. (“DIRT”) and two affiliated tracks known as Rolling Wheels Dirt Race Track and Cayuga County Dirt Track towards the acquisition of these properties. This series of transactions is referred to as the “Dirt Acquisitions”.

Effective May 24, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation, consummated the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation (“FLI”), pursuant to an Asset Purchase Agreement. The Company, through a separate wholly-owned subsidiary, had previously entered into an agreement to purchase the FLI assets (the “First Asset Purchase Agreement”), but the previous arrangement was mutually terminated in favor of the Asset Purchase Agreement.

In exchange for the assets and real property acquired, which consisted of the Rolling Wheels motor sports racing track located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company’s common stock, $.0001 par value per share. The Company also incurred $28,777 of costs relating to the acquisition.

The Shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

Effective August 6, 2004, the Company, through it’s wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (as the assignee of Boundless Track), consummated the acquisition of all of the outstanding shares of capital stock of DIRT, pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.

In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remained unpaid at year end pending a final accounting which could ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement. The Company also incurred $221,308 of costs relating to the acquisition.

The Shares issued to Mr. Donnelly in connection with the acquisition of DIRT were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

On August 31, 2004 the Company consummated the acquisition of the Cayuga County race track. In exchange for the assets and real property acquired, which consisted of the Cayuga County motor sports racing track located in Cayuga County, New York, the Company paid $2,293,333 consisting of (a) cash in of $2,150,000, and (b) 716,667 shares of the Company’s common stock which were previously paid and credited toward the purchase price.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisitions for the DIRT transactions:

		Rolling	Cayuga
	DIRT	Wheels	County
Current assets	$459,217	$—	$—
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,536,700	—	—

Total assets acquired	3,245,552	1,088,777	2,293,333
Current liabilities	1,130,910	—	—

Net assets acquired	$2,114,642	$1,088,777	$2,293,333

The goodwill associated with the acquisition of the DIRT capital stock will not be amortizable for tax purposes.

United Midwestern Promoters Motorsports, LLC

Effective November 30, 2004, the Company, entered into and consummated a Membership Interests Purchase Agreement by and among United Midwestern Promoters Motorsports, LLC, hereafter (“UMP”), National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., and Lebanon Valley Auto Racing Corp. (the “Purchase Agreement”), pursuant to which the Company acquired all of the outstanding membership interests in UMP, in exchange for an aggregate purchase price of $2,400,000, of which, $200,000 was previously paid under the terms of a letter of intent among the parties, 1,600,000 was paid in cash at closing, and the remaining $600,000 was satisfied through the issuance of 164,384 shares of the Company’s common stock. In addition, at closing the Company has provided warrants to purchase an aggregate of 40,000 shares of the Company’s common stock for $3.65 per share. These warrants were valued at an aggregate amount of $132,187 based on Black-Scholes modeling and the fair market value of the warrants at the time of issuance.

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

The UMP acquisition amount was allocated as follows:

Cash paid for acquisition	$1,800,000
Value of stock issued	600,000
Value of warrants issued	132,187
Accrued points fund	443,200
Accounts payable assumed	355,000
Accrued closing costs	100,000
Closing expenses paid	25,443

$3,455,830

Allocation to goodwill	$2,251,330
Allocation to land, buildings and equipment	99,500
Allocation to trademarks	100,000
Allocation to contract rights	1,005,000

3,455,830

The purchase agreement provides for the Company’s assumption of certain obligations including $300,000 in liabilities to be paid in the form of commissions based on 50% of the net sponsorship dollars generated from certain sponsorship agreements existing at the time of purchase. The purchase contract also obligates UMP to commissions of 25% of the net sponsorship money obtained for UMP by sellers (including the proceeds from a contract with NVE Pharmaceutical (the “NVE Contract”) for the first year after the $300,000 commission has been paid, and 10% thereafter for the life of the NVE contract including any extensions or renewals of the contract.

As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc sponsorship agreement. This is a ten year sponsorship agreement that commenced in 2004. Future sponsorship commitments under this agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$1,100,000
2006	1,210,000
2007	1,270,500
2008	1,334,025
2009	1,400,726
2010	1,470,762
2011	1,544,300
2012	1,621,515
2013	1,702,591

Total	12,654,419

The NVE contract contains various performance criteria on the part of the Company for which the failure to comply would result in the termination of this agreement. During 2004 NVE Pharmaceuticals, Inc. paid $1,000,000 in sponsorship fees to the Extreme Dirt Car, Inc., the previous party to this agreement.

The Company also has sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the year ended November 30, 2004, UMP received $532,417 in sponsorship revenues from this tire company. These tire sponsorship agreements expire in 2007.

Lernerville Speedway

Effective November 7, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (“BRI”), entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with Lernerville Speedway, Inc., a corporation organized under the Commonwealth of Pennsylvania (the “LSI”), and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk (the “Purchase Agreement”), pursuant to which the Company intends to purchase substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway” (the “Assets”).

The terms of the Lernerville Agreement require BRI to pay a total purchase price of $3,240,000 for the Assets, and assume certain of LSI’s liabilities. The purchase price is payable by BRI as follows:

(a)	$500,000 will be payable at the closing of the transactions under the Lernerville Agreement;

(b)	$110,000 will be payable on or prior to May 30, 2005, $3,500 of which shall be deemed to be interest;

(c)	$110,000 will be payable on or prior to October 30, 2005, $6,500 of which shall be deemed to be interest;

(d)	$110,000 will be payable on or prior to May 30, 2006, $12,000 of which shall be deemed to be interest;

(e)	$110,000 will be payable on or prior to May 30, 2007, $18,000 of which shall be deemed to be interest; and

(f)	the remaining $2,300,000 will be payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.

The four $110,000 payments described above, as well as the promissory note, will be secured by a mortgage on the Lerner Speedway facility, and will be guaranteed by the Company. The closing of the transactions under the Lernerville Agreement is subject to several conditions, including the completion by BRI of a due diligence review of LSI and the racing facility operations.

This agreement had not been finalized at December 31, 2004 and was not reflected in the Company’s financial statements on that date.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

	Cost	Depreciable Life

Land	$2,935,611	N/A
Transportation equipment	637,037	5 - 7 years
Buildings and grandstands	677,135	7 - 40 years
Office furniture and equipment	119,549	3 - 7 years
Audio / Video equipment	142,520	5 - 7 years

	4,511,852
Less accumulated depreciation	(413,240)

Property and equipment, net	$4,098,612

Depreciation is computed on a straight-line basis. Depreciation expense for the quarter ended December 31, 2004 was $45,287.

NOTE 6 – GOODWILL

Goodwill included in the financial statements as of December 31, 2004 are as follows:

Goodwill incurred in connection with World of Outlaws acquisition	$4,859,276
Goodwill incurred in connection with the DIRT acquisition	2,536,700
Goodwill incurred in connection with the UMP acquisition	2,251,330
Less impairment of goodwill associated with the World of Outlaws acquisition	(2,954,978)

Total net goodwill	$6,692,328

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

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities at December 31, 2004 and September 30, 2004 consisted of the following:

	December 31,	September 30,
	2004	2004
Points fund accrual	$433,200	$1,282,992
Accrued Purchase settlement - DIRT acquisition	925,000	925,000
Accrued lease settlement	150,000	—
Accrued interest	147,333	86,435
Other accrued liabilities	296,988	157,757

Total Accrued Liabilities	$1,952,521	$2,452,184

NOTE 8 – DEFERRED REVENUES

Deferred revenues at December 31, 2004 consist of sanction fee advances on future races of $207,700 and sponsorship prepayments received of $283,209.

NOTE 9 – NOTES PAYABLE

On July 30, 2004, the Company entered into an agreement with Boundless Investments, LLC to refinance an existing $2,000,000 note dated May 19, 2004. Terms of this refinancing reduced the interest rate from 12% to 8%, eliminated the collateral requirement, and eliminated the requirement for certain shareholders guarantees. In consideration for this exchange of debt instruments, certain shareholders gave Boundless Investments, LLC 4,000,000 shares of their personal restricted common stock of the Company.

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

Notes payable at December 31, 2004 consisted of the following:

$2,000,000 note payable dated July 30, 2004 due to Boundless Investments, LLC. This note bears interest at eight percent per annum, payable quarterly, and matures on May 19, 2007. Commencing six months after the date of this note, the note holder has the option to convert the outstanding principal plus accrued interest into shares of Series A Convertible Preferred Stock at a conversion ratio equal to 110% of the outstanding principal and interest at the conversion date. The Company incurred loan acquisition fees of $201,765 which are being amortized over the life of the loan. Amortization of $1,813.76 was recorded in the three month period ended December 31, 2004 on these fees.

The proceeds from the issuance of the note payable, the beneficial conversion ratio effective six months after the conversion date, and the warrants associated with the beneficial conversion rights were allocated to each instrument based on their fair values. The sum of the relative fair value of the beneficial conversion ratio and the warrants associated with the beneficial conversion rights was determined to be in excess of the total proceeds received by the Company; therefore, the entire amount of proceeds was considered non-cash discount. The debt discount is being amortized as interest expense over the period from the date of issuance to the date of earliest conversion which is six months from the date of issuance. The debt discount was recorded at the date of issuance and the amortization of the debt discount in the amount of $1,000,000 was included in the determination of net loss as interest expense in the three months ended December 31, 2004.

$100,000, 6% note payable to an individual, dated August 6, 2004, due August 6, 2005. Principal $10,000 and interest payable monthly.

The aggregate amounts of maturities of debt during each of the years ending September 30, 2005 through 2009 are:

2005	$100,000
2006	—
2007	2,000,000
2008	—
2009	—

$2,100,000

NOTE 10 – SHAREHOLDER’S EQUITY

On November 30, 2004, the Company issued 164,384 shares of unregistered common stock and warrants to purchase 40,000 shares of the Company’s common stock in connection with the UMP acquisition as described in Note 4 above. The stock was valued at $600,000 and the warrants were valued at $132,187.

On December 23, 2004, the Company issued 45,000 shares of unregistered common stock as employee stock grants. The stock was valued at $.20 per share and was charged against the current period’s operations.

Issuance of Preferred Stock

The Company issued 4,790.37 shares of its Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,832,297 shares of its common stock, $0.0001 par value per share (the “Series A Warrants”) as filed in the 8-K dated August 4, 2004.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Business Jet, another company that the Company utilizes for travel services. The Company has spent approximately $27,000 and $0 with Business Jet for aircraft charter services during the three months ended December 31, 2004 and 2003 respectively.

The Company rents office space in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the three months ended December 31, 2004 and 2003 respectively, the Company incurred $14,820 and $0 of rent expense for use of the Norman office.

NOTE 12 – INCOME TAXES

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

The statutory income tax benefit calculated at 34% of income before tax resulting from the Company’s net operating loss carry forwards has been fully reserved. The valuation allowance has been provided due to the uncertainty that the Company will generate future profitable operations to utilize this net operating loss carry forward.

NOTE 13 – COMMITMENTS

The Company leases a semi-truck for use in transporting merchandise and equipment to the tracks in connection with the Company’s weekly racing series. The lease agreement continues through November, 2005 at a monthly rate of $1,316.

A wholly-owned subsidiary of the Company has a lease agreement for the Canadaigua Track through July 1, 2006 at a yearly rate of $22,000.

A wholly-owned subsidiary of the Company has a lease agreement for an office copier at $334 per month through February 7, 2005.

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period

		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations
Operating leases	$59,144	$37,144	$22,000	$—	$—
Notes payable and accrued interest	$2,100,000	$100,000	$2,000,000	$—	$—

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at December 31, 2004 was $1,024,000.

NOTE 14 – LITIGATION AND CONTINGENCIES

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

NOTE 15 – SUBSEQUENT EVENTS

On January 13, 2005, the Company entered into three promissory notes pursuant to which certain of its shareholders loaned the Company an aggregated principle amount of $700,000. The promissory notes bear interest at the rate of eight percent per annum and become due and payable on February 28, 2005.

On February 14, 2005, the Company entered into an additional promissory note pursuant to which certain of its shareholders loaned the Company an additional amount of $200,000. The promissory note bears interest at the rate of eight percent per annum and becomes due and payable on February 28, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-QSB that addresses activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future revenues, the Company’s ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company’s performance on its current contracts and its success in obtaining new contracts, the Company’s ability to attract and retain qualified employees, and other factors, many of which are beyond the Company’s control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

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

On July 31, 2003, The Entity, Inc. (“the Company” or “Boundless”) completed a simultaneous acquisition of Boundless Motor Sports Racing, Inc., a Nevada corporation (“Boundless Track”), and GPX Partners, L.L.C., a Texas limited liability company (“GPX”). The acquisition was accounted for as a reverse acquisition and reflected in the financial statements as a recapitalization of the Company. As part of such transaction, The Entity, Inc. changed its name to Boundless Motor Sports Racing, Inc., and the prior Boundless Motor Sports Racing, Inc. changed its name to Boundless Track Operations, Inc. The pre-merger financial statements of Boundless Track and GPX have become the historical financial statements of the combined company, and accordingly, the assets and liabilities of Boundless Track and GPX have been brought forward at their book values, no goodwill has been recognized, the accumulated deficit of Boundless has been brought forward, and common stock and additional paid-in capital of the combined company have been retroactively restated to give effect to the exchange ratio as set forth in the merger agreement.

Boundless was incorporated in May 2003 for the purpose of creating a racing and sports entertainment company primarily through the acquisition of existing motor sports sanctioning bodies and venues. In accordance with the merger agreement, The Entity, Inc. issued an aggregate of 14,926,400 shares of The Entity, Inc.’s common stock to the former shareholders of Boundless Track and members of GPX (collectively, the “Former Owners”).

Pursuant to the terms of the Boundless Merger Agreement, (i) each outstanding share of the capital stock of Boundless Track held in its treasury was canceled and retired; (ii) the remaining 13,461,200 outstanding shares of capital stock of Boundless Track were converted into the right to receive an aggregate of 13,461,200 shares of the Company’s common stock. The structure of the Boundless Merger Agreement was determined through negotiations between the parties thereto. No material relationship existed between the Company and Boundless Track, or any affiliate, director, or officer of the Company, or any associate of any such director of officer.

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

While common ownership existed between Boundless Track and GPX, because Mr. Kruger was not a member, manager or officer of GPX, and Mr. Kruger had the option to purchase all shares of the Company held by shareholders of Boundless Track who were also members of GPX, it was determined that the GPX members’ ownership of Boundless Track common stock did not represent common control since the full benefit of that ownership could not be realized by such GPX owners until after consummation of the merger and the successful completion of the capital funding requirements by the Company. Based upon this determination, the accumulated deficit of GPX was eliminated in these financial statements.

The shares issued to the Former Owners of Boundless Track were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

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

The purchase was accounted for under the purchase method of accounting and accordingly the purchase price of $5,000,000 and costs of acquisition of $195,529 was allocated as follows:

Transportation equipment	$184,926
Other equipment	8,875
Trade-marks and Trade-names	142,452
Goodwill	4,859,276

Total assets acquired	$5,195,529

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

Effective May 24, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation, consummated the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation (“FLI”), pursuant to an Asset Purchase Agreement. The Company, through a separate wholly-owned subsidiary, had previously entered into an agreement to purchase the FLI assets (the “First Asset Purchase Agreement”), but the previous arrangement was mutually terminated in favor of the Asset Purchase Agreement.

In exchange for the assets and real property acquired, which consisted of the Rolling Wheels motor sports racing track located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company’s common stock, $.0001 par value per share (the “Shares”), valued at $60,000. The Company also incurred $28,777 of costs relating to the acquisition.

The Shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

Effective August 6, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (as the assignee of Boundless Track Operations, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“BOTI”)), consummated the acquisition of all of the outstanding shares of capital stock of DIRT Motorsports, Inc., a New York corporation (“DIRT”), pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.

In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remained unpaid at year end pending a final accounting which could ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, $.0001 par value per share, valued at $118,333, (the “Shares”), all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement. The Company also incurred $221,308 of costs relating to the acquisition.

     The Shares issued to Mr. Donnelly in connection with the acquisition of DIRT were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

On August 31, 2004 the Company consummated the acquisition of the Cayuga County race track. In exchange for the assets and real property acquired, which consisted of the Cayuga County motor sports racing track located in Cayuga

County, New York, the Company paid $2,293,333 consisting of (a) cash in of $2,150,000, and (b) 716,667 shares of the Company’s common stock, $.0001 par value per share (the “Shares”), valued at $143,333 which were previously paid and credited toward the purchase price.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisitions for the DIRT transactions:

	DIRT	Rolling Wheels	Cayuga County
Current Assets	$459,217	$—	$—
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,536,700

Total assets acquired	3,245,552	1,088,777	2,293,333

Current Liabilities	1,130,910	—	—

Net assets acquired	$2,114,642	$1,088,777	$2,293,333

The goodwill associated with the acquisition of the DIRT stock will not be amortizable for tax purposes.

United Midwestern Promoters Motorsports (UMP) Acquisition

Effective November 30, 2004, the Company, entered into and consummated a Membership Interests Purchase Agreement by and among United Midwestern Promoters Motorsports, LLC, hereafter “UMP”, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., and Lebanon Valley Auto Racing Corp. (the “Purchase Agreement”), pursuant to which the Company acquired all of the outstanding membership interests in UMP, in exchange for an aggregate purchase price of $2,400,000, of which, $200,000 was previously paid under the terms of a letter of intent among the parties, 1,600,000 was paid in cash at closing, and the remaining $600,000 was satisfied through the issuance of 164,384 shares of the Company’s common stock, par value $.0001 per share (the “Shares”). In addition, at closing the Company has provided warrants to purchase an aggregate of 40,000 shares of the Company’s common stock for $3.65 per share. These warrants were valued at an aggregate amount of $132,187 based on Black-Scholes modeling and the fair market value of the warrants at the time of issuance.

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

The UMP acquisition amount was allocated as follows:

Cash paid for acquisition	$1,800,000
Value of stock issued	600,000
Value of warrants issued	132,187
Accrued liabilities assumed	498,200
Accounts payable assumed	300,000
Accrued and paid closing costs	125,443

$3,455,830

Allocation to goodwill	$2,251,330
Allocation to land, buildings and equipment	99,500
Allocation to trademarks	100,000
Allocation to contract rights	1,005,000

$3,455,830

The purchase contract called for the $300,000 to be paid in the form of commissions based on 50% of the net sponsorship dollars generated by the sellers. When UMP was sold, this obligation became due in full from the sales proceeds. The purchase contract also obligates the UMP to commissions of 25% of the net sponsorship money obtained for UMP by sellers (including the proceeds from the NVE Pharmaceutical contract) for the first year after the $300,000 commission has been paid, and 10% thereafter for the life of the NVE Pharmaceutical contract including any extensions or renewals of the contract.

On September 22, 2004 the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc sponsorship agreement. This is a ten year sponsorship agreement commencing in 2004: Future sponsorship commitments under this agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$1,100,000
2006	1,210,000
2007	1,270,500
2008	1,334,025
2009	1,400,726
2010	1,470,762
2011	1,544,300
2012	1,621,515
2013	1,702,591

Total	12,654,419

This contract contains various performance criteria on the part of the Company for which the failure to comply would result in the termination of this agreement. During 2004 NVE Pharmaceuticals, Inc. paid $1,000,000 in sponsorship fees to the Extreme Dirt Car, Inc., the previous party to this agreement.

The Company also has Sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the year ended November 30, 2004, the Company received $532,417 in sponsorship revenues from this tire company. These tire sponsorship agreements expire in 2007.

Lernerville Speedway Acquisition

Effective November 7, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (“BRI”), entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with Lernerville Speedway, Inc., a corporation organized under the Commonwealth of Pennsylvania (the “LSI”), and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk (the “Purchase Agreement”), pursuant to which the Company intends to purchase substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway” (the “Assets”).

The terms of the Lernerville Agreement require BRI to pay a total purchase price of $3,240,000 for the Assets, and assume certain of LSI’s liabilities. The purchase price is payable by BRI as follows:

(g)	$500,000 will be payable at the closing of the transactions under the Lernerville Agreement;

(h)	$110,000 will be payable on or prior to May 30, 2005, $3,500 of which shall be deemed to be interest;

(i)	$110,000 will be payable on or prior to October 30, 2005, $6,500 of which shall be deemed to be interest;

(j)	$110,000 will be payable on or prior to May 30, 2006, $12,000 of which shall be deemed to be interest;

(k)	$110,000 will be payable on or prior to May 30, 2007, $18,000 of which shall be deemed to be interest; and

(l)	the remaining $2,300,000 will be payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.

The four $110,000 payments described above, as well as the promissory note, will be secured by a mortgage on the Lerner Speedway facility, and will be guaranteed by the Company. The closing of the transactions under the Lernerville Agreement is subject to several conditions, including the completion by BRI of a due diligence review of LSI and the racing facility operations.

This purchase was not finalized as of December 31, 2004 and was not reflected on the Company’s financial statements at that date.

Results of Operations

During the three month period ended December 31, 2004, the Company incurred $3,230,427 in operating, general and administrative expenses excluding depreciation. The Company had a loss from operations of $2,341,588 and an associated loss per share of $0.16 for the three month period ended December 31, 2004.

Depreciation and amortization expense during the three month period ended December 31, 2004 increased to $47,100 or 979% from $6,473 during the three month period ended December 31, 2003 due to an increase in assets as a result of the acquisitions described herein.

Interest expense during the three month period ended December 31, 2004 increased to $1,063,853 or 7,003% from $14,978 during the three month period ended December 31, 2003 due to an increase in financing activities and amortization of the debt discount in the amount of $1,000,000 in connection with the beneficial conversion rights of the outstanding $2 million note payable.

During the three month period ended December 31, 2004, 10% of gross revenues were generated through race sanctioning fees; admission fees generated 66% of revenues; sponsorships generated 11% of revenues; merchandise sales generated 9% of revenues; and 4% of revenues was generated through other sources.

Liquidity and Capital Resources

At December 31, 2004, the Company’s had a negative working capital of $2,785,822. We generated $1,990,413 in revenues during the three months ended December 31, 2004 however, we have not yet achieved a profitable level of operations .Our primary source of funding acquisitions and operating deficits through December 31, 2004 has been from issuance of preferred stock and from the Company’s Chairman and CEO, Paul A. Kruger, via a combination of an original equity investment in the Company and subsequent promissory notes. As of the date of this filing, the Company has sold 4,790.37 shares of its Series A preferred stock, resulting in net proceeds to the Company of $10,687,269 and Mr. Kruger has provided approximately $2.5 million in funding to the Company, of which, approximately $2.3 million was in the form of promissory notes which were subsequently converted to additional paid in capital on July 31, 2004.

Subsequent to year end, the Company has received loan proceeds totaling $900,000 as described in Note 15 above.

We anticipate raising funds through additional private placements of preferred stock and additional sources of long-term financing. We believe the Company’s operations and sponsorship revenues will also provide additional cash flows as the Company progresses toward attaining increased profitability through operations.

As the future success of the Company is dependent on our ability to fund operations, the Company’s ability to continue as a going concern is at a high degree of risk.

The following table summarizes our contractual obligations as of December 31, 2004:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$59,144	$37,144	$22,000	$—	$—
Notes payable and accrued interest	$2,100,000	$100,000	$2,000,000	$—	$—

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

Revenue Recognition and Deferred Revenue

The Company recognizes sanction fees upon the successful completion of a scheduled sanctioned race. Upon execution of a sanction agreement with race promoters and race track owners, the Company receives a sanction fee deposit in advance. Advance sanction deposits are deferred and recognized when earned upon the occurrence of the scheduled race event. In addition to the deposits received in connection with the execution of sanction agreements, the Company receives sanction advances from time to time that are also included in deferred revenue and recognized when earned. The Company recognizes revenue from sponsorship agreements when earned in the applicable racing season as set forth in the sponsorship agreement. Revenue from merchandise sales are recognized at the time of sale less any estimated returns and allowances, if any. Other revenues from royalties are recognized when earned. Attendance fees are recognized in revenues on the day of the event. Membership income is recognized proratedly over the term of the membership.

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

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives are to be amortized over the respective estimated useful lives or anticipated future cash flow streams when appropriate.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment”. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.’

The statement is effective for the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Company’s principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c) as of the date of the financial statements included in this report on Form 10-QSB, have concluded that as of the evaluation date, the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) required to be included in our periodic SEC filings would be made known to them by others within those entities.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 18, 2004, Plaintiff Greenway-University Centre Partners, L.P. sued Boundless Track Operations, Inc., one of our subsidiaries, for breach of a written lease agreement. The Plaintiff was seeking to hold the Company liable for the lease obligation even though the Company is not a party to, nor did it assume, the lease. We have settled this lawsuit and cancelled the lease pursuant to a settlement agreement under which we will pay the plaintiff $150,000.

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) Exhibits

2.12	Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Jackson *

32	Section 1350 Certification of Paul A. Kruger and Glenn A. Jackson *

*Filed herewith

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2004:

(1)	Form 8-K/A filed on October 5, 2004 reporting under items 4 and 9, changes in Registrant’s certifying accountant.

(2)	Form 8-K/A filed on October 22, 2004 reporting under item 9, the financial statements and pro forma financial information related to the acquisition of DIRT Motorsports, Inc.

(3)	Form 8-K filed on November 10, 2004 reporting under items 1 and 9 the entry into a material definitive agreement for the acquisition of substantially all of the assets of Lernerville Speedway.

(4)	Form 8-K filed on December 6, 2004 reporting under item 1, 2, 3, and 9, the Membership Interests Purchase Agreement for the acquisition of United Midwestern Promoters Motorsports, LLC (UMP).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOUNDLESS MOTOR SPORTS RACING, INC.
(Registrant)

Date: February 22, 2005	/s/ Paul A. Kruger

Paul A Kruger, Chief Executive Officer

Date: February 22, 2005	/s/ Glenn A. Jackson

Glenn A. Jackson, Chief Accounting Officer