Form 10KSB/A
period 2003-09-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-03-02
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

0-18045
(Commission File Number)

BOUNDLESS MOTOR SPORTS RACING, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of Incorporation)	84-0953839 (IRS Employer Identification No.)

2500 McGee Street Suite 147
Norman, OK 73072
(Address of principal executive offices) (Zip Code)

Issuer telephone number, including area code: (405) 360-5047 or (877) 5-RACING

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None

Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☐ Yes     ☑ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format: ☐ Yes     ☑ No

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

Today, there are over 900 dirt-style racing tracks in the United States and in excess of 25,000 drivers who actively race on dirt tracks. There are numerous sanctioning bodies for this type of racing, and races are generally classified according to car types, including: modified, super modified, sportsman, late models and sprint cars. Among dirt-track style racing sanction bodies, World of Outlaws and DIRT Motorsports are the best known. Currently the sponsorship for dirt track racing consists of regional sponsors

General Business Plan

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

Sanctioning fees

Race sanctioning bodies sanction racing events at various venues in exchange for fees from track operators and race promoters. Because a sanctioned racing event typically draws greater fan attendance, track operators and racing promoters will generally seek to have their event sanctioned. Based upon current industry dirt-track operations, the Company believes that its sanctioning fees should run from $2,500 to $50,000 per event depending on several variables, including: size of race, race venue, revenue sharing with the track owner or promoter, race purses and other prizes.

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

DIRT Motor Sports, Inc.

DIRT Motorsports, Inc. is the country’s largest dirt-racing sanctioning body for Big Block Modified, 358 Modified, and Sportsman classes, and was founded 32 years ago by Glenn Donnelly, one of the most successful and well respected names in dirt track racing. In 2002 DIRT Motorsports held 783 sanctioned races for Modified, Super Modified, and Sportsman classes and an additional 17 full-fender championship races. These brought the final event count to exactly 800, the second-highest season total in DIRT Motorsports’ history. The sanctioning body’s prize jewel, the Eckerd 200 at the New York State Fairgrounds in Syracuse, New York, will be celebrating its 32nd anniversary in October 2004, and is expected to draw 100,000 in attendance. Each year, DIRT Motorsports sanctioned races are held at nearly 40 DIRT Motorsports affiliated tracks situated throughout the Northeastern U.S. and Canada.

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

GPX had a wholly owned subsidiary, GPX Acquisition, Inc. GPX Acquisition was merged into GPX on July 31, 2003, its only asset being design drawings on which costs had been incurred in the amount of $23,429 related to a proposed race tack to be built at some future time. These costs were capitalized as intangible assets in the accounts of GPX as they are not site specific and carried over to the combined entity. These costs will be included in the total cost of construction of an applicable project and recovered over the life of the related asset, or they will be expensed immediately if the project is abandoned.

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

Leslie Wulf, Founder, President and Director – Mr. Wulf has been President and a director of the Company since July 2003. Mr. Wulf has more than 19 years of experience in developing and managing multiple-unit operations, with several being start-up operations. Previously, he served as CEO/Founder of Children’s Choice, a national non-traditional childcare company. Mr. Wulf has held senior positions as Vice President Operations and Development, and subsequently, as President of a 36-unit Australian subsidiary of a Canadian-headquartered, 120-unit bakery restaurant operation. He served as Chief Executive Officer of a U.S.-based owner and operator of 47 family entertainment, educational and fitness centers in eleven countries. Mr. Wulf also served as President of a multi-unit operator of family entertainment and childcare centers.

Bobby Hartslief, Chief Operating Officer and Director – Mr. Hartslief has been Chief Operating Officer and a director of the Company since July 2003. Mr. Hartslief has been involved in the racing industry for 23 years. In 1980, Mr. Hartslief purchased the only internationally graded motor racing circuit in Africa, called Kyalami. Over the next five years he operated the circuit. Mr. Hartslief sold Kyalami in 1986 and moved to Monaco, where he managed the affairs of three-time world champion Nelson Piquet. Mr. Hartslief returned to South Africa in the early 1990’s and obtained financial backing from the State Government to build Phakisa, a new FIM/FIA standard International road circuit that included an American style oval in an economically depressed area of South Africa. Mr. Hartslief earned his Certificate of Commerce from the University of Watersrand of Johannesburg, South Africa in 1975.

Richard Dahlson, Director – Mr. Dahlson has been a director of the Company since July 31, 2003. Mr. Dahlson is currently a partner at Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas, which also serves as legal counsel to the Company. Mr. Dahlson has been with Jackson Walker L.L.P. since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota (1981), and his J.D. degree from the University of Wisconsin (1984). Mr. Dahlson also serves as a director of American HomeStar Corporation, a manufactured housing company.

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

SUMMARY COMPENSATION TABLE OF EXECUTIVES

				Awards
					Restricted	Securities
Name and		Annual Compensation		Other Annual	Stock	Underlying
Principal		Salary	Bonus	Compensation	Award(s)	Options/
Position	Year	($)	($)	($)	($)	SARs (#)

Paul A. Kruger,	2003	0	0	0	0	0
Chairman/CEO

Leslie Wulf	2003	$50,000	0	0	0	0
President/Director

Bobby Hartslief	2003	$40,000	0	0	0	0
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

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

Long Term Incentive Plans — Awards in Last Fiscal Year (None)

DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

Security Grants
	Cash Compensation			Number	Number of
	Annual	Meeting	Consulting	of	Securities
	Retainer	Fees	Fees/Other	Shares	Underlying
Name	Fees ($)	($)	Fees ($)	(#)	Options/SARs(#)
A. All	0	0	0	0	0
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

PART IV

Item 13. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

2.1	Agreement and Plan of Merger, dated as of July 31, 2003, by and among GPX Acquisition, LLC, a Texas limited liability company, The Entity, Inc., a Colorado corporation, Larry M. Carr, GPX Partners, L.L.C. (“GPX”), a Texas limited liability company, and all of the members of GPX (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2003).

2.2	Agreement and Plan of Merger, dated as of July 31, 2003, by and among TEI, Acquisition, Inc., a Nevada corporation, The Entity, Inc., a Colorado corporation, Larry M. Carr, Boundless Motor Sports Racing, Inc., a Nevada corporation (“Boundless”), and all of the shareholders of Boundless (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2003).

2.3	Stock Purchase Agreement, dated as of August 13, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*

2.4	Amendment No. 1 to Stock Purchase Agreement, dated as of October 2, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*

2.5	Asset Purchase Agreement, dated as of August 13, 2003, by and among Finger Lake International, Inc., a New York corporation (“Seller”), Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, being all of the shareholders of Seller, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*

2.6	Amendment No. 1 to Asset Purchase Agreement, dated as of October 3, 2003, by and among Finger Lake International, Inc., a New York corporation (“Seller”), Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, being all of the shareholders of Seller, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*

2.7	Contract of Sale dated as of August 13, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*

2.8	Amendment No. 1 to Contract of Sale dated as of October 3, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation.*

2.9	Stock Purchase Agreement, dated as of August 12, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company.*

2.10	Amendment No. 1 to Stock Purchase Agreement, dated as of November 28, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company.*

3.1	Amended and Restated Bylaws.*

10.1	Promissory Note dated June 3, 2003, in the principal amount of $50,000 issued by the Company as maker to Mr. Paul Kruger as payee.*

10.2	Promissory Note dated July 1, 2003, in the principal amount of $600,000 issued by the Company as maker to Mr. Paul Kruger as payee.*

10.3	Promissory Note dated June 26, 2003, in the principal amount of $600,000 issued by World of Outlaws, Inc., a Texas corporation, as maker to the Company as payee.*

10.4	Amendment No. 1 to Promissory Note dated as of October 30, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company.*

10.5	Amendment No. 2 to Promissory Note dated as of November 28, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company.*

10.6	Pledge Agreement dated as of June 26, 2003 by and between the Company and Ted Johnson.*

10.7	Promissory Note dated January 23, 2004 by and between the Company and SXJE, LLC. *

10.8	Guaranty dated January 23, 2004 by Paul Kruger in favor of SXJE, LLC. *

31.1	Rule 13a-14(a)/15d-14(a) Certifications.**

32.1	Section 1350 Certifications.**

  *Previously filed
** Filed herewith

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

BOUNDLESS MOTOR SPORTS RACING, INC.
(Registrant)

Date: March 2, 2005	/s/ Paul A. Kruger

Paul A Kruger Chief Executive Officer

Date: March 2, 2005	/s/ Glenn A. Jackson

Glenn A. Jackson Chief Accounting Officer

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

Boundless Motor Sports Racing, Inc.
(Development Stage)
Consolidated Statement of Operations
Period of Inception (May 12, 2003) through
September 30, 2003

Revenue	$—

Operating Expenses
General and administrative	493,275
Depreciation and amortization	2,108

Total Operating Expenses	495,383

Other (Expenses) Income
Interest income	12,047
Interest expense	(6,661)
Other income	15,381

Total Other Income	20,767

Basic Net Loss	$(474,617)

Net Loss per Share	$(0.03)

Weighted average of number of shares outstanding	15,740,500

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

NOTE 1 - GOING CONCERN

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

NOTE 2 - THE COMPANY

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

At September 30, 2003, the Company devoted substantially all of its efforts to establishing the business and was therefore in the development stage.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – NOTES RECEIVABLE

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - INCOME TAXES

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

NOTE 8 – COMMITMENTS

The Company has entered into a 72 month lease for 5,200 square feet of office space which it utilizes as its corporate headquarters at 1801 Gateway Blvd, Suite 105, Richardson, TX 75080.

Total scheduled future minimum lease payments, under this operating lease is as follows:

Year Ending
2004	$42,763
2005	73,308
2006	73,308
2007	73,308
2008	73,308
Thereafter	61,090

$397,085