Form 10QSB/A
period 2003-12-31
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-03-02
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

PAGE
PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2003 (Unaudited) and September 30, 2002	3

Consolidated Statements of Operations for the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through December 31, 2003 (Unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through December 31, 2003 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through December 31, 2003 (Unaudited)	6

Notes to Consolidated Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. CONTROLS AND PROCEDURES	16

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	18
Certification of CEO
Certification of CFO
Certification of CEO and CFO

Boundless Motor Sports Racing, Inc.
(Development Stage)

Consolidated Balance Sheets
As of December 31, 2003 and September 30, 2003

	(Unaudited)	(Audited)
	December 31, 2003	September 30, 2003
Assets
Current Assets
Cash and cash equivalents	$31,709	$615
Notes receivable	1,216,732	612,047
Other current assets	11,094	9,047

Total Current Assets	1,259,535	621,709
Deposits	811,667	—
Property and equipment, net	50,770	55,135
Intangible assets	23,429	23,429
Other assets	6,109	6,109

Total Assets	$2,151,510	$706,382

Liabilities
Current Liabilities
Accounts payable trade	$130,557	$305,651
Accrued liabilities	16,798	46,113
Notes payable to shareholder	1,986,637	656,659

Total Current Liabilities	2,133,992	1,008,423

Shareholders’ Equity (Deficit)
Preferred Stock: $0.01 par value;
10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value;
100,000,000 shares authorized, 17,382,168 issued and outstanding on December 31, 2003 and 15,740,500 issued and outstanding on September 30, 2003.	1,738	1,574
Additional paid in capital	732,507	171,002
Deficit accumulated during development stage	(716,727)	(474,617)

Total Shareholders’ Equity (Deficit)	17,518	(302,041)

Total Liabilities and Shareholders Equity (Deficit)	$2,151,510	$706,382

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

Boundless Motor Sports Racing, Inc.
(Development Stage)

Consolidated Statements of Shareholders’ Equity (Deficit)
For the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through
December 31, 2003
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, (May 12, 2003, date of inception)	—	$—	$—	$—	$—

Net Loss	—	—	—	(474,617)	(474,617)

Issuance of Founders Shares	13,461,200	—	216,000	—	216,000

Retirement of Founders Shares	(13,461,200)	—	—	—	—

Issuance of Common Stock in relation to Merger between The Entity Inc., Boundless Motor Sorts Racing Inc. and GPX Partners, LLC	15,740,500	1,574	(44,998)	—	(43,424)

Balance, September 30, 2003	15,740,500	1,574	171,002	(474,617)	(302,041)

Net Loss	—	—	—	(242,110)	(242,110)

Issuance of common shares	1,641,668	164	561,505	—	561,669

Balance, December 31, 2003	17,382,168	$1,738	$732,507	($716,727)	$17,518

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.
(Development Stage)

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2003 and from Inception (May 12, 2003) through
December 31, 2003
(Unaudited)

		Inception (May 12, 2003)
	Three months ended	Through
	December 31, 2003	December 31, 2003
Cash Flows from Operating Activities:
Net Loss	$(242,110)	$(716,727)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,365	6,473
Accrued interest income	(4,685)	(16,732)
Increase (decrease) in cash from changes in:
Accounts Payable Trade	(175,094)	95,458
Accrued Liabilities	(14,337)	6,681
Other Current Assets	(2,047)	(11,094)
Other Long Term Assets	—	(6,109)

Cash Used in Operating Activities	(433,908)	(642,050)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	—	(57,243)
Advances on Acquisitions	(500,000)	(500,000)
Issuance of Note Receivable	(600,000)	(1,200,000)

Cash Used in Investing Activities	(1,100,000)	(1,757,243)

Cash Flows from Financing Activities:
Initial Equity Investment	—	216,000
Issuance of Common Stock	250,002	250,002
Promissory Notes from Shareholder	1,315,000	1,965,000

Cash Provided by Financing Activities	1,565,002	2,431,002

Net Increase in Cash	31,094	31,709
Cash and Cash Equivalents at Beginning of Period	615	—

Cash and Cash Equivalents at End of Period	$31,709	$31,709

Non Cash Financing Activities:
Issuance of Common Stock	$311,676	$311,676

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

At December 31, 2003, the Company was devoting substantially all of its efforts to establishing the business and was therefore in the development stage.

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

NOTE 5 — DEPOSITS

As of December 31, 2003, The Company, had put on deposit $500,000 with and issued 1,558,334 shares of common stock, valued at $0.20 per share to, the sellers of Dirt Motorsports, Inc., to be applied toward the purchase price at closing.

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

NOTE 8 — INCOME TAXES

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

The Company was a development stage company until February 4, 2004. Thus, no ongoing operations were conducted and no revenues were generated during the period ended December 31, 2003. Operating expenses incurred were general and administrative expenses associated with maintaining the Company while initiating its business plan.

As an accounting reporting entity, the Company, was not in existence during the three month period ended December 31, 2002, so no prior year comparisons are available. During the quarter ended on December 31, 2003, the Company incurred $231,817 in operating expenses. The Company had a loss from operations for the three months ended December 31, 2003 of $242,110 and an associated loss per share of $0.01

The Company’s general business plan is to acquire and operate motor sports sanctioning bodies and venues and seek to “nationalize” dirt-track style motor racing. The Company believes that much of the current success of motor sport racing is due to the efforts of NASCAR in consolidating, marketing and promoting its stock car races, and the Company’s current strategy is to utilize this model for dirt-track style racing. Under this business model, the Company anticipates revenues from the primary sources that typically generate revenue for motors sport sanctioning bodies: (1) sanctioning fees; (2) merchandise sales and licensing fees; (3) sponsorships; (4) television and electronic media distribution rights; (5) membership fees; and (6) event ticket sales.

In pursuing its business plan, The Company has entered into definitive agreements to acquire DIRT Motorsports, Inc. (DIRT), and World of Outlaws, Inc. (WoO), both of which companies are dirt-track style racing sanctioning bodies. In addition to sanctioning dirt-track style races, DIRT also owns and operates two racing facilities, and operates an additional three leased facilities, which are included in the pending DIRT transaction.

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

With the purchase of World of Outlaws, the Company has acquired the corporate name “World of Outlaws, Inc.” and all associated trade-names, trade-marks, and trade-mark registrations. This will allow the Company to sanction World of Outlaws sprint-car racing events and expand into other series such as a World of Outlaws late -model series without restrictions.

DIRT Acquisitions

In October 2003, the Company made a cash deposit of $500,000 and issued 1,558,334 shares of its common stock to the owners of DIRT Motorsports, Inc. and two affiliated tracks known as Rolling Wheels DIRT Race Track and Cayuga County Dirt Track towards the acquisition of these properties.

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

BOUNDLESS MOTOR SPORTS RACING, INC. (Registrant)
Date: March 2, 2005	/s/ Paul A. Kruger
Paul A Kruger, Chief Executive Officer

Date: March 2, 2005	/s/ Glenn A. Jackson
Chief Accounting Officer