Form 10QSB/A
period 2004-03-31
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-03-02
CIK 793041

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☑ Yes     ☐ No

Transitional Small Business Disclosure Format: ☑ Yes     ☐ No

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
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

Boundless Motor Sports Racing, Inc.

Consolidated Balance Sheets
March 31, 2004 (Unaudited) and September 30, 2003 (Audited)

	(Unaudited)	(Audited)
	March 31, 2004	September 30, 2003
Assets
Current Assets
Cash	$18,062	$615
Inventory	52,475	—
Notes receivable	—	612,047
Prepaid expense	60,381	9,047
Other current assets	99,597	—

Total Current Assets	230,515	621,709
Deposits	1,318,676	—
Property and equipment, net	230,796	55,135
Goodwill	4,883,747	—
Intangible assets	165,881	23,429
Other assets	675	6,109

Total Assets	$6,830,290	$706,382

Liabilities
Current Liabilities
Accounts payable trade	$450,092	$305,651
Accrued liabilities	363,868	46,113
Deferred revenue	606,545	—
Notes payable	6,217,196	656,659

Total Current Liabilities	7,637,701	1,008,423

Shareholders’ Equity (Deficit)
Preferred Stock: $0.01 par value;
10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value;
100,000,000 shares authorized, 17,382,168 and 15,740,500 issued and outstanding on March 31, 2004 and September 30, 2003, respectively	1,738	1,574
Additional paid in capital	732,507	171,002
Accumulated Deficit	(1,541,656)	(474,617)

Total Shareholders’ Equity (Deficit)	(807,411)	(302,041)

Total Liabilities and Shareholders Equity (Deficit)	$6,830,290	$706,382

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

Boundless Motor Sports Racing, Inc.

Consolidated Statement of Operations
For the Six Months Ended March 31, 2004
(Unaudited)

Revenue
Sanction and entry fees	$190,582
Sponsorship and advertising	20,455
Merchandise sales	92,377
Other	9,449

Total revenues	312,863

Operating expenses
Cost of merchandise	44,348
Appearance fees	243,605
Salaries, wages and benefits	416,841
General and administrative	586,286
Depreciation and amortization	18,770

Total operating expenses	1,309,850

Operating loss	(996,987)

Other (expenses) income
Interest income	9,768
Interest expense	(79,820)

Total other expense	(70,052)

Net loss	$(1,067,039)

Net loss per share	$(0.06)

Weighted average of number of shares outstanding	17,225,747

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)
For the Six Months Ended March 31, 2004
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2003	15,740,500	$1,574	$171,002	$(474,617)	$(302,041)

Net loss	—	—	—	(1,067,039)	(1,067,039)

Issuance of Common Stock	1,641,668	164	561,505	—	561,669

Balance, March 31, 2004	17,382,168	$1,738	$732,507	$(1,541,656)	$(807,411)

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2004
(Unaudited)

Cash flows from operating activities:
Net loss	$(1,067,039)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,770
Accrued interest income	2,278
Increase (decrease) in cash from changes in (excluding purchased assets):
Accounts payable trade	144,441
Accrued liabilities	300,983
Deferred revenue	81,545
Inventory	(52,475)
Prepaid expenses	(51,334)
Other current assets	(99,597)
Other long term assets	(1,575)

Cash used in operating activities	(724,003)

Cash flows from investing activities:
Purchase of property and equipment	(194,431)
Increase in intangibles associated with acquisition	(871,473)
Advances on acquisition	(1,000,000)

Cash used in investing activities	(2,065,904)

Cash flows from financing activities:
Issuance of common stock	250,002
Payments on notes payable	(390,000)
Issuance of notes payable	2,947,352

Cash provided by financing activities	2,807,354

Net cash provided	17,447
Cash at beginning of period	615

Cash at ending of period	$18,062

Supplemental non cash disclosures:

Issuance of common stock in connection with deposit for DIRT acquisition	$311,676

Payment of note receivable through acquisition	$612,047

Assumption of sanction deposits through acquisition	$525,000

Purchase price of acquisition funded through note payable	$3,003,185

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

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,067,039 for the six month period ended March 31, 2004 and has an accumulated deficit of $1,541,656 as of March 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The purchase was accounted for under the purchase method of accounting and accordingly the purchase price of $5,000,000, including estimated costs of acquisition of $220,000 was allocated as follows:

Transportation equipment	$184,926

Other equipment	8,875

Trademark	142,452

Excess cost over fair value of net tangible assets acquired	4,883,747

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

NOTE 5 – NOTES RECEIVABLE

In June 2003, the Company executed a promissory note with WoO in the amount of $600,000. The note was unsecured, and bore interest at 8% annually. In October 2003, the promissory note was amended to include an additional advance of $600,000 by the Company and the interest rate was changed to 4.25%. During January 2004, an additional $250,000 was advanced. As described in Note 4, the total amount advanced, $1,450,000 plus accrued interest of $21,815 was applied towards the purchase by the Company of substantially all the assets of the WoO.

NOTE 6 – DEPOSITS

The Company paid a deposit of $1,000,000 and issued 1,558,334 shares of common stock valued at $0.20 per share to the sellers of Dirt Motorsports, Inc. and its affiliates to be applied toward the purchase price upon consummation of the expected closing of the acquisition of Dirt Motorsports, Inc. and its affiliates by the Company. See Subsequent Events Note 15.

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

NOTE 8 – INTANGIBLE ASSETS

At March 31, 2004, intangible assets are composed of (1) $4,857,206 representing the excess of cost over the fair value of the net assets acquired in connection with the acquisition of substantially all of the assets of WoO, and (2) $23,429 representing the actual costs incurred for the creation of blueprints, plans and drawings for documenting a conceptual raceway venue that the Company is contemplating constructing in the future for addition to its portfolio of motor sports entertainment assets and operations. As of March 31, 2004, the Company believes that there is no impairment of intangible assets.

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

On October 15, 2003 the Company issued 1,558,334 shares of unregistered common stock in connection with the pending acquisition of DIRT Motorsports, Inc. (DIRT) (see Note 6 – DEPOSITS). The stock was issued at a price of $0.20 per share as negotiated and agreed upon between the Company and the seller of DIRT.

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

Contemporaneously with the closing of the WoO purchase, the Company’s subsidiary, WOWI, entered into a two year employment agreement with Mr. Ted Johnson the sole shareholder of the WoO and a two year lease with WoO for the lease of office and warehouse space in Allen, Texas. Monthly lease payments are $7,420. See Note 13 – Commitments.

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

Acquisition

Effective as of May 24, 2004, the Company’s wholly-owned subsidiary, Boundless Racing Inc. acquired the Rolling Wheels dirt race track located in Elbridge, New York for $1,800,000. As the track was part of the Dirt acquisition, $750,000 of the amount placed on deposit with the sellers of Dirt was applied toward the purchase price. The net purchase price of $1,050,000 was paid with a cash payment of $1,000,000 and the delivery of 50,000 shares of the Company’s $.001 par value common stock. See Deposits Note 6.

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

In pursuing its business plan, the Company entered into a definitive agreement to acquire DIRT Motorsports, Inc. (DIRT), and on February 4, 2004 completed the acquisition of World of Outlaws, Inc. (WoO), as discussed below. Both DIRT and WoO are dirt-track style racing sanctioning bodies. In addition to sanctioning races, DIRT also owns and operates two racing facilities, and operates an additional three leased facilities, which are included in the pending acquisition of DIRT. The Company has paid a deposit of $1,000,000 and issued 1,558,334 shares of common stock valued at $0.20 per share to the sellers of Dirt Motorsports, Inc., to be applied toward the purchase price upon consummation of the expected closing of the acquisition of Dirt Motorsports, Inc. by the Company.

As an accounting reporting entity, the Company, was not in existence during the three months and six months ended March 31, 2003, therefore no prior year comparisons are available. During the quarter ended March 31, 2004, the Company generated revenues of $312,863, and for the quarter and six months ended March 31, 2004 incurred $1,078,032 and $1,309,850, respectively, in operating expenses. The Company had operating losses for the quarter and six months ended March 31, 2004 of $765,169 and $996,987, respectively. For the quarter and six months ended March 31, 2004, the Company had net losses of $824,930, or $.05 per share, and $1,067,039, or $.06 per share, respectively.

On February 4, 2004, the Company, through its wholly-owned subsidiary WOWI Acquisition, Inc. (WOWI), finalized the acquisition of substantially all the assets of World of Outlaws, Inc. (WoO). In exchange for the assets acquired, the Company paid to WoO $5,000,000, which amount was offset by $1,450,000 in pre-acquisition cash advances, plus interest of $21,815 provided by the Company to WoO in connection with the Purchase Agreement and $525,000 in deposits WoO had received for sanctioning of future sprint car racing events. The net purchase price of $3,003,185, was paid by a twelve month promissory note bearing interest at the rate of seven percent (7%) per annum, with principal payments on the note due in the following increments: (a) $100,000 on March 1, 2004, (b) $400,000 on May 1, 2004, and (c) $500,000 on September 1, 2004, with the remaining principal balance due on maturity; and accrued interest due and payable quarterly. The promissory note is secured by the assets that were acquired from WoO, plus all future assets acquired by WOWI. The promissory note is also guaranteed by Mr. Paul A. Kruger, the Company’s Chief Executive Officer and significant shareholder.

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