Form 10QSB/A
period 2004-06-30
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-03-02
CIK 793041

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☑Yes   ☐ No

Transitional Small Business Disclosure Format: ☑ Yes   ☐ No

As of August 13, 2004, 17,432,168 of the Issuer’s $.0001 par value common stock were outstanding and 4,797.37 shares of the Issuer’s $.01 par value Series A Convertible Preferred Stock

Boundless Motor Sports Racing, Inc.

Consolidated Balance Sheets
As of June 30, 2004 and September 30, 2003

	(Unaudited)	(Audited)
	June 30, 2004	September 30, 2003
Assets
Current Assets
Cash	$25,108	615
Inventory	79,791	—
Notes receivable	—	612,047
Prepaid expense	60,590	9,047
Other current assets	306,205	—

Total Current Assets	471,694	621,709
Deposits	1,269,806	—
Property and equipment, net	1,299,106	55,135
Goodwill	4,883,688
Intangible Assets	165,881	23,429
Other assets	69,444	6,109

Total Assets	$8,159,619	$706,382

Liabilities
Current Liabilities
Accounts payable trade	$637,008	$305,651
Accrued liabilities	815,377	46,113
Deferred revenue	417,382	—
Notes payable	6,099,196	656,659

Total Current Liabilities	7,968,963	1,008,423

Notes payable — long term	2,000,000	—

Shareholders’ Equity (Deficit)
Preferred Stock: $0.01 par value;
10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value;
100,000,000 shares authorized, 17,432,168 and 15,740,500 issued and outstanding on March 31, 2004 and September 30, 2003, respectively	1,743	1,574
Additional paid in capital	742,501	171,002
Accumulated Deficit	(2,553,588)	(474,617)

Total Shareholders’ Equity (Deficit)	(1,809,344)	(302,041)

Total Liabilities and Shareholders Equity (Deficit)	$8,159,619	$706,382

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statement of Operations
For the Three Months Ended June 30, 2004
(Unaudited)

Revenue
Sanction and entry fees	$699,852
Sponsorship and advertising	28,634
Merchandise sales	228,631
Other	22,814

Total revenues	979,931

Operating expenses
Cost of merchandise	103,015
Appearance fees	714,451
Salaries, wages and benefits	462,514
General and administrative	535,599
Depreciation and amortization	20,467

Total operating expenses	1,836,046

Operating loss	(856,115)

Other (expense) income
Interest income	—
Interest expense	(155,547)

Total other expense	(155,547)

Net loss	$(1,011,662)

Net loss per share	$(0.06)

Weighted average of number of shares outstanding	17,403,047

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statement of Operations
For the Nine Months Ended June 30, 2004
(Unaudited)

Revenue
Sanction and entry fees	$890,433
Sponsorship and advertising	48,818
Merchandise sales	321,008
Other	32,264

Total revenues	1,292,523

Operating expenses
Cost of merchandise	146,793
Appearance fees	958,056
Salaries, wages and benefits	876,054
General and administrative	1,125,753
Depreciation and amortization	39,237

Total operating expenses	3,145,894

Operating loss	(1,853,370)

Other (expenses) income
Interest income	9,768
Interest expense	(235,369)

Total other expense	(225,601)

Net loss	$(2,078,971)

Net loss per share	$(0.12)

Weighted average of number of shares outstanding	17,277,697

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2004
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2003	15,740,500	$1,574	$171,002	$(474,617)	$(302,041)

Net loss	—	—	—	(2,078,971)	(2,078,971)

Stock issued in connection with DIRT acquisition	1,608,334	161	321,505	—	321,666

Sale of common stock	83,334	8	249,994	—	250,002

Balance, March 31, 2004	17,432,168	$1,743	$742,501	$(2,553,588)	$(1,809,344)

The accompanying notes are an integral part of these consolidated financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2004
(Unaudited)

Cash flows from operating activities:
Net loss	$(2,078,971)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,237
Assumption of prepaid sanctioning fees recognized as income	(525,000)
Increase (decrease) in cash from changes in (excluding purchased assets):
Accounts payable trade	331,357
Accrued liabilities	769,264
Deferred revenue	417,382
Inventory	(79,791)
Prepaid expenses	(51,543)
Other current assets	(104,440)

Cash used in operating activities	(1,282,506)

Cash flows from investing activities:
Purchase of property and equipment	(1,223,208)
Cash paid for goodwill and other intangibles	(805,908)
Advances on acquisition	(1,008,139)
Additions to other assets	(265,100)

Cash used in investing activities	(3,382,355)

Cash flows from financing activities:
Issuance of common stock	250,002
Payments on notes payable	(600,000)
Issuance of notes payable	5,039,352

Cash provided by financing activities	4,689,354

Net cash provided	24,493
Cash at beginning of period	615

Cash at ending of period	$25,108

Supplemental non cash disclosures:

Issuance of common stock in connection with deposit for DIRT acquisition	$321,666

Payment of note receivable through acquisition	$612,047

Assumption of sanction deposits through acquisition	$525,000

Purchase price of acquisition funded through note payable	$3,003,185

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

On February 4, 2004, the Company finalized the acquisition of substantially all the assets of the World of Outlaws. Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore in the development stage enterprise until February 4, 2004

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,078,971 for the nine month period ended June 30, 2004 and has an accumulated deficit of $2,553,588 as of June 30, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The future success of the Company is dependent on its ability to attain profitable operations or upon its ability to obtain additional capital. There can be no assurance that the Company will attain positive cash flows from operations or be successful in obtaining such financing. (See Subsequent Foot Note 15)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – ACQUISITIONS

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

The purchase was accounted for under the purchase method of accounting and accordingly the purchase price of $5,000,000, including estimated costs of acquisition of $220,000 was allocated as follows:

Transportation Equipment	$184,926
Other Equipment	8,875
Trade-marks and Trade-names	142,511
Goodwill	4,883,688

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

With the purchase the Company has acquired the corporate name “World of Outlaws, Inc.” and all associated trade names, trade-marks, and trade-mark registrations. This will allow the Company to sanction World of Outlaws sprint-car racing events and expand into other series such as a World of Outlaws late-model series without restrictions.

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

NOTE 6 – DEPOSITS

The Company paid a deposit of $1,000,000 and issued 1,558,334 shares of common stock valued at $0.20 per share to the sellers of Dirt Motorsports, Inc. and its affiliates to be applied toward the purchase price upon consummation of the expected closing of the acquisition of Dirt Motorsports, Inc. and its affiliates by the Company. On May 24, 2004 the Company applied 250,000 shares of the deposit towards the acquisition of a dirt race track located in New York. (See Acquisitions footnote 4. and Subsequent Events footnote 15.)

NOTE 7– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2004:

Real Property and buildings	$1,088,777
Transportation equipment	184,926
Computers	37,458
Office furniture	9,524
Office equipment	10,261
Other	9,505

1,340,451
Less accumulated depreciation	(41,345)

Property and equipment, net	$1,299,106

Depreciation expense for the three months and nine months ended June 30, 2004 was $20,467and $39,237, respectively.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2004, intangible assets are composed of (1) $4,883,688 representing the excess of cost over the fair value of the net assets acquired in connection with the acquisition of substantially all of the assets of WoO, (2) $23,370 representing the actual costs incurred for the creation of blueprints, plans and drawings for documenting a conceptual raceway venue that the Company is contemplating constructing in the future for addition to its portfolio of motor sports entertainment assets and operations, and (3) $142,511 representing the value of the World of Outlaws Trademark.. As of June 30, 2004, the Company believes that there is no impairment of intangible assets.

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

On May 24, 2004 the Company issued 50,000 shares of unregistered common stock in connection with the acquisition of the Rolling Wheels dirt race track (see Note 4 – ACQUISITIONS). The stock was valued at $0.20 per share for financial reporting purposes.

NOTE 11 — RELATED PARTY TRANSACTIONS

Notes Payable to Shareholder

Paul Kruger, Chairman and CEO and a significant shareholder, as of the date of this filing has provided approximately $2.5 million in funding for the Company, of which, $2,286,011 is in the form of promissory notes from the Company.

The amount lent by Mr. Kruger as of June 30, 2004, including accrued interest, is $2,379,515. These notes accrue interest at a rate of 4% per annum prior to April 15, 2004 and 10% thereafter.. The entire principal balance, and accrued interest on these notes, are payable in full on July 1, 2004; provided, however, the principal balance and accrued but unpaid interest on these notes shall be due and payable upon the closing of any public or private offering by the Company in which the gross proceeds from such offering are at least $3 million. (See Subsequent Foot Note 15)

Other Related Party Transactions

Mr. Kruger leases an aircraft to Business Jet, a company that the Company utilizes for travel services and owns a second aircraft that is also used on occasion for Company purposes. During the nine months ended June 30, 2004 $156,555 of expenses associated with use of the aircraft was incurred.

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

NOTE 12 — INCOME TAXES

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

Total scheduled future minimum lease payments, under these operating leases are as follows:

Year Ending
2004	$40,587
2005	162,348
2006	110,408
2007	73,308
2008	73,308
Thereafter	42,763

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

NOTE 15 – SUBSEQUENT EVENTS

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

Acquisition

Effective August 6, 2004, the Company, through it’s wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (as the assignee of Boundless Track Operations, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“BTOI”)), consummated the acquisition of all of the outstanding shares of capital stock of DIRT Motorsports, Inc., a New York corporation (“DIRT”), pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.

In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, (a) cash in an aggregate amount of $1,775,000, of which $1,000,000 had been previously paid, and (b) 591,667 shares of the Company’s common stock, $.0001 par value per share (the “Shares”), all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement, a copy of which is attached to this report.

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

Prior to entering into the Stock Purchase Agreement and Contract of Sale, no material relationship existed between the Company and either DIRT or its shareholders, or any affiliate, director, or officer of the Company, or any associate of any such director or officer. The Company recently completed the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation (“FLI”), of which Mr. Donnelly was an officer, director and shareholder. The asset purchase agreement pursuant to which the Company acquired the assets of FLI was entered into at the same time as the Stock Purchase Agreement and Contract of Sale. The foregoing description is not a description of all of the material terms of the transaction. You should read the documents that are referenced in this report for a more complete understanding of the transaction.

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

As an accounting reporting entity, the Company had no activity during the three months and nine months ended June 30, 2003, therefore no prior year comparisons are provided. During the quarter and nine months ended June 30, 2004, the Company generated revenues of $979,661 and $1,292,523 respectively, and for the quarter and nine months ended June 30, 2004 incurred $1,836,045 and $3,145,894 respectively, in operating expenses. The Company had operating losses for the quarter and nine months ended June 30, 2004 of $856,384 and $1,853,321, respectively. For the quarter and nine months ended June 30, 2004 the Company had net losses of $1,011,662, or $.06 per share, and $2,078,971, or $.12 per share, respectively.

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

Effective May 24, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation, consummated the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation (“FLI”), pursuant to an Asset Purchase Agreement. The Company, through a separate wholly-

owned subsidiary, had previously entered into an agreement to purchase the FLI assets (the “First Asset Purchase Agreement”), but the previous arrangement was mutually terminated in favor of the Asset Purchase Agreement.

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

Effective August 6, 2004, the Company, through it’s wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (as the assignee of Boundless Track Operations, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“BTOI”)), consummated the acquisition of all of the outstanding shares of capital stock of DIRT Motorsports, Inc., a New York corporation (“DIRT”), pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.

In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, (a) cash in an aggregate amount of $1,775,000, of which $1,000,000 had been previously paid, and (b) 591,667 shares of the Company’s common stock, $.0001 par value per share (the “Shares”), all of which shares had been previously paid to Mr. Donnelly in October 2003. Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement, a copy of which is attached to this report.

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

Prior to entering into the Stock Purchase Agreement and Contract of Sale, no material relationship existed between the Company and either DIRT or its shareholders, or any affiliate, director, or officer of the Company, or any associate of any such director or officer. The Company recently completed the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation (“FLI”), of which Mr. Donnelly was an officer, director and shareholder. The asset purchase agreement pursuant to which the Company acquired the assets of FLI was entered into at the same time as the Stock Purchase Agreement and Contract of Sale. The foregoing description is not a description of all of the material terms of the transaction. You should read the documents that are referenced in this report for a more complete understanding of the transaction.

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
Glenn A. Jackson, Chief Financial Officer