Form 10QSB/A
period 2004-12-31
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-05-16
CIK 793041

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boundless Motor Sports Racing, Inc.

Consolidated Balance Sheets
As of December 31, 2004 and September 30, 2004
(Unaudited)

	December 31,	September 30,
	2004	2004
Assets
Current Assets
Cash and cash equivalents	$—	$5,005,930
Accounts receivable	26,161	356,614
Inventory	71,177	72,891
Prepaid expense	30,662	60,840
Other current assets	167,139	33,139

Total Current Assets	295,139	5,529,414

Land, buildings, and equipment, net	4,098,612	3,998,112
Trademarks	242,452	142,452
Contract rights	1,005,000	—
Goodwill, net of impairment of $2,954,978	6,692,328	4,431,466
Other assets	233,281	214,369

Total Assets	$12,566,812	$14,315,813

Liabilities
Current Liabilities
Cash Overdraft	$55,279	$—
Accounts payable trade	686,434	$358,354
Accrued liabilities	1,952,521	2,452,184
Deferred revenue	490,909	1,259,028
Notes payable	100,000	160,000

Total Current Liabilities	3,285,143	4,229,566

Notes payable — long-term, net of discount of $333,330 and $1,333,330 at December 31, 2004 and September 30, 2004, respectively	1,666,670	666,667

Shareholders’ Equity
Common stock: $0.0001 par value;
100,000,000 shares authorized, 14,439,554 and 14,230,170 issued and outstanding on December 31, 2004 and September 30, 2004 (excluding warrant for an additional 4,000,000 outstanding which are exercisable for a nominal sum)	1,444	1,422
Convertible preferred stock: $0.01 par value;
10,000,000 shares authorized, 4,790.37 issued and outstanding	48	48
Additional paid-in capital	18,341,073	17,599,906
Accumulated deficit	(10,727,566)	(8,181,796)

Total Shareholders’ Equity	7,614,999	9,419,580

Total Liabilities and Shareholders’ Equity	$12,566,812	$14,315,813

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Operations
For the Three Months Ended December 31, 2004 and 2003
(Unaudited)

	Three Months ended	Three Months ended
	December 31, 2004	December 31, 2003
Revenue
Race sanctioning fees	$220,797	$—
Admissions fees	1,092,926	—
Sponsorship and advertising	227,078	—
Merchandise sales	166,750	—
Other	78,682	—

Total revenues	1,786,233	—

Operating, general and administrative expenses
Operating and marketing expenses	1,563,592	—
Cost of merchandise	74,682	—
General and administrative	1,592,153	227,452
Depreciation and amortization	47,100	4,365

Total Operating Expenses	3,277,527	231,817

Operating income (loss)	(1,491,296)	(231,817)

Other (Expenses) Income
Interest income	9,379	4,685
Interest expense	(1,063,853)	(14,978)

Total Other Expense	(1,054,474)	(10,293)

Net (Loss) before income taxes	(2,545,770)	(242,110)
Provision for income taxes	—	—

Net (Loss)	$(2,545,770)	$(242,110)

Net (Loss) per Share, Basic and Diluted	$(0.18)	$(0.01)

Weighted average of number of shares outstanding	14,343,566	17,088,870

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Shareholders’ Equity
For the Three Month Period Ended December 31, 2004

			Convertible		Additional		Total
	Common Stock		Preferred Stock		paid-in capital	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Common	Deficit	Equity (Deficit)
Balance, September 30, 2004	14,230,170	$1,424	4,790	$48	$17,599,906	$(8,181,796)	$9,419,582

Net loss	—	—	—	—	—	(2,545,770)	(2,545,770)

Issuance of common shares, UMP acquisition	164,384	16	—	—	599,984	—	600,000

Issuance of common stock, employee stock grants	45,000	4	—	—	8,996	—	9,000

Issuance of common stock purchase warrants	—	—	—	—	132,187	—	132,187

Balance, December 31, 2004	14,439,554	$1,444	4,790	$48	$18,341,073	$(10,727,566)	$7,614,999

See accompanying summary of accounting policies and notes to financial statements.

Boundless Motor Sports Racing, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,545,770)	$(242,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,100	4,365
Stock issued for expenses	9,000
Loan discount	1,000,003
Increase (decrease) in cash from changes in
Decrease in accounts receivable	330,453	—
Decrease in inventory	1,714
(increase) in accrued interest income	—	(4,685)
Decrease in prepaid expenses	30,178
(increase) in other current assets	(134,000)	(2,047)
Increase (Decrease) in accounts payable	328,080	(175,094)
(Decrease) in accrued liabilities	(499,662)	(14,337)
(Decrease) in deferred revenue	(768,119)	—

Cash provided by (used in) operating activities	(2,201,023)	(433,908)

Cash flows from investing activities:
(Purchase) of property, contract rights, trademarks and goodwill	(2,802,889)	—
(Issuance) repayments of notes receivable	—	(600,000)
Advances on acquisitions		(500,000)
Reduction in deposit	2,703	—

Cash (used in) investing activities	(2,800,186)	(1,100,000)

Cash flows from financing activities:
Issuance of common stock for cash	—	250,002
Payments on notes payable	(60,000)	—
Loan proceeds	—	1,315,000

Cash provided by financing activities	(60,000)	1,565,002

Net increase (decrease) in cash	(5,061,209)	31,094
Cash at beginning of period	5,005,930	615

Cash at ending of period	$(55,279)	$31,709

Supplemental Cash flow Information

Cash paid for interest	$63,850	$—

Issuance of common stock for property and contract rights	$609,000	$311,676

Issuance of warrants for property and contract rights	$132,187	$—

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

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,545,770 for the three month period ended December 31, 2004 and has an accumulated deficit of $10,727,566 and negative working capital of ($2,990,004) as of December 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 40 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

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

As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc sponsorship agreement. This is a ten year sponsorship agreement that commenced in 2004. Future sponsorship commitments under this agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$1,100,000
2006	1,210,000
2007	1,270,500
2008	1,334,025
2009	1,400,726
2010	1,470,762
2011	1,544,300
2012	1,621,515
2013	1,702,591

Total	$12,654,419

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

Results of Operations

During the three month period ended December 31, 2004, the Company incurred $3,230,427 in operating, general and administrative expenses excluding depreciation. The Company had a loss from operations of $2,545,770 and an associated loss per share of $0.18 for the three month period ended December 31, 2004.

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

During the three month period ended December 31, 2004, 12% of gross revenues were generated through race sanctioning fees; admission fees generated 62% of revenues; sponsorships generated 13% of revenues; merchandise sales generated 9% of revenues; and 4% of revenues was generated through other sources.

Liquidity and Capital Resources

At December 31, 2004, the Company’s had a negative working capital of $2,990,004. We generated $1,786,233 in revenues during the three months ended December 31, 2004 however, we have not yet achieved a profitable level of operations .Our primary source of funding acquisitions and operating deficits through December 31, 2004 has been from issuance of preferred stock and from the Company’s Chairman and CEO, Paul A. Kruger, via a combination of an original equity investment in the Company and subsequent promissory notes. As of the date of this filing, the Company has sold 4,790.37 shares of its Series A preferred stock, resulting in net proceeds to the Company of $10,687,269 and Mr. Kruger has provided approximately $2.5 million in funding to the Company, of which, approximately $2.3 million was in the form of promissory notes which were subsequently converted to additional paid in capital on July 31, 2004.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 40 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

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

*Previously Filed

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

BOUNDLESS MOTOR SPORTS RACING, INC.
(Registrant)

Date: May 16, 2005	/s/ Paul A. Kruger

Paul A Kruger, Chief Executive Officer

Date: May 16, 2005	/s/ Brian Carter

Brian Carter, Chief Financial Officer