Form 10QSB
period 2005-03-31
BOUNDLESS MOTOR SPORTS RACING INC
filed 2005-05-16
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

0-18045

Commission File Number

Boundless Motor Sports Racing, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-0953839

(State of incorporation)	(IRS Employer Identification No.)

2500 McGee Drive, Suite 147, Norman, OK 73072

(Address of principal executive offices)

(405) 360-5047 or (877) 5-RACING

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were 14,439,554 shares of common stock outstanding as of May 10, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☑ No ☐

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOUNDLESS MOTOR SPORTS RACING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and September 30, 2004

	March 31,	September 30,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,179,671	$5,005,930
Accounts receivable — trade	144,531	356,614
Inventory	247,359	72,891
Prepaid expenses and other current assets	131,851	93,979

Total current assets	2,703,412	5,529,414
Land, buildings and equipment, net	7,055,886	3,998,112
Trademarks	242,452	142,452
Contract rights	200,000	—
Goodwill, net of impairment of $2,955,000 in 2005 and 2004	8,278,835	4,431,466
Other assets, net of amortization of $26,000 in 2005 and $22,000 in 2004	303,643	214,369

Total assets	$18,784,228	$14,315,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$639,221	$358,354
Accrued liabilities	1,733,398	2,452,184
Deferred revenues	1,097,052	1,259,028
Notes payable	480,000	160,000

Total current liabilities	3,949,671	4,229,566
Notes payable – long term , net of discount of $1,333,330 in 2004	3,605,627	666,667

Total liabilities	7,555,298	4,896,233

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Series A Preferred stock, $0.01 par value; 7,500 shares authorized; 4,790 shares issued and outstanding at September 30, 2004	—	12,933,988
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at March 31, 2005	20,648,456	—
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at March 31, 2005	6,250,000	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,439,554 and 14,230,170 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	1,444	1,423
Additional paid-in capital	3,297,285	4,665,965
Accumulated deficit	(18,968,255)	(8,181,796)

Total stockholders’ equity	11,228,930	9,419,580

Total liabilities and stockholders’ equity	$18,784,228	$14,315,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

BOUNDLESS MOTOR SPORTS RACING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2005 and 2004
(unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Race sanctioning and event fees	$750,074	$190,582	$970,871	$190,582
Admission fees and ticket sales	—	—	1,092,925	—
Sponsorship and advertising	243,953	20,455	471,031	20,455
Merchandise sales	265,980	92,377	432,730	92,377
Other revenue	31,022	9,449	109,704	9,449

Total revenues	$1,291,029	$312,863	$3,077,261	$312,863
Operating expenses:
Track and event operations	1,630,685	544,836	3,931,837	759,174
Sales and marketing	279,126	17,566	396,976	—
Merchandise operations and cost of sales	201,417	74,724	311,641	80,909
General and administrative	689,528	426,501	1,390,729	450,997
Non-cash stock compensation	—	—	—	—
Depreciation and amortization	66,986	14,405	114,086	18,770

Total operating expenses	2,867,742	1,078,032	6,145,269	1,309,850

Loss from operations	(1,576,713)	(765,169)	(3,068,008)	(996,987)
Interest expense, net	(413,977)	(59,761)	(1,468,451)	(70,053)

Net loss before income taxes	$(1,990,690)	$(824,930)	$(4,536,459)	$(1,067,040)

Income taxes	—	—	—	—

Net (loss)	$(1,990,690)	$(824,930)	$(4,536,459)	$(1,067,040)

Dividends on preferred stock:
Warrants and beneficial conversion, Series B	(5,000,000)		(5,000,000)	—
Beneficial conversion, Series C	(800,000)	—	(800,000)	—
Exchange of Series A for Series B Preferred Stock	(1,667,801)	—	(1,667,801)	—
Exchange of warrants for Series C Preferred Stock	(5,450,000)	—	(5,450,000)	—

Net loss applicable to common stock	$(14,908,491)	$(824,930)	$(17,454,260)	$(1,067,040)

Net loss applicable to common stock per common share —
Basic and diluted	$(1.03)	$(0.05)	$(1.21)	$(0.06)

Weighted average common shares outstanding—
Basic and diluted	14,439,554	17,382,168	14,391,033	17,225,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

BOUNDLESS MOTOR SPORTS RACING, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended March 31, 2005
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, September 30, 2004	4,790	$12,933,988	14,230,170	$1,423	$4,665,965	$(8,181,796)	$9,419,580
Common stock issued, acquisitions			164,384	16	599,984		600,000
Common stock issued			45,000	5	8,995		9,000
Partial conversion of note payable into Series A preferred stock	426	1,149,622					1,149,622
Value assigned to beneficial conversion feature and warrants issued in connection with the issuance of Series B preferred stock					5,000,000		5,000,000
Issuance of Series B preferred stock	1,667	5,000,000			(5,000,000)		—
Exchange of warrant for Series C preferred stock	2,500	6,250,000			(800,000)	(6,250,000)	(800,000)
Value assigned to beneficial conversion feature of Series C preferred stock					800,000		800,000
Exchange of Series B preferred stock for Series A preferred stock, increase in liquidation preference	—	1,564,846			(1,564,846)		—
Value assigned to warrants issued in connection with acquisitions					132,187		132,187
Placement agent fees					(500,000)		(500,000)
Registration and other costs					(45,000)		(45,000)
Net loss						(4,536,459)	(4,536,459)

Balance, March 31, 2005	9,383	$26,898,456	14,439,554	$1,444	$3,297,285	$(18,968,255)	$11,228,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOUNDLESS MOTOR SPORTS RACING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net (loss)	$(4,536,459)	$(1,067,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,086	18,770
Non-cash interest expense, notes payable	1,482,952	—
Common stock issued for expenses	9,000	—
Increase (decrease) in cash for changes in:
Accounts receivable	212,083	—
Inventory	(174,468)	(52,475)
Prepaid expenses and other assets	(130,774)	(150,227)
Accounts payable and accrued liabilities	(437,919)	471,965
Deferred revenue	(161,976)	81,545

Net cash used in operating activities	(3,623,475)	(697,462)

Cash flows from investing activities:
Advances on acquisition	—	(1,000,000)
Purchase of property, contract rights, trademarks and goodwill	(3,843,411)	(1,092,445)

Net cash used in investing activities	(3,843,411)	(2,092,445)

Cash flows from financing activities:
Proceeds from issuance of notes payable	287,000	2,947,352
Proceeds from issuance of preferred stock	5,000,000	250,002
Payments on notes payable	(101,373)	(390,000)
Payments of placement agent fees and other issuance costs	(545,000)	—

Net cash provided by financing activities	4,640,627	2,807,354

Net increase (decrease) in cash and cash equivalents	(2,826,259)	17,447
Cash and cash equivalents, beginning of period	5,005,930	615

Cash and cash equivalents, end of period	$2,179,671	$18,062

Supplemental schedule of non-cash activities:
Issuance of common stock, deposit on DIRT acquisition	$—	$4,675,002

Payment of note receivable through acquisition	$—	$612,047

Assumption of sanction deposits through acquisition	$—	$525,000

Purchase price of acquisition funded through note payable	$—	$3,003,185

Cash payments for interest	$63,850	$—

Issuance of warrants, acquisitions	$132,187	$—

Issuance of common stock, acquisitions	$600,000	$—

Conversion of Convertible Preferred Stock: Series A to Series B	$15,648,456	$—

Non-cash revenues and expenses, barter agreements	$25,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOUNDLESS MOTOR SPORTS RACING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

     References in this document to “the Company,” “Boundless,” “DIRT,” “we,” “us” and “our” mean Boundless Motor Sports Racing, Inc. and its wholly owned subsidiaries. Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, the Company began operating under the d/b/a name DIRT MotorSports and management plans to change the Company name to DIRT MotorSports, Inc. in the near future.

     We are a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate 5 dirt motorsports tracks (3 are owned and 2 facilities are under short term lease agreements) in New York and Pennsylvania. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT Motorsports, United MidWestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Stacker 2 Late Model Series and we expect to sanction races at nearly 200 tracks across the United States and Canada.

     On February 4, 2004, the Company finalized the acquisition of substantially all the assets of the World of Outlaws, Inc. Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore a development stage enterprise until February 4, 2004.

     During the fiscal year ended September 30, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of DIRT Motorsports, Inc. and two affiliated race tracks.

     On December 5, 2004, the Company entered into and consummated a Membership Interests Purchase Agreement by and among United Midwestern Promoters Motorsports, LLC, hereafter “UMP”.

     On November 7, 2004, the Company entered into an Asset Purchase Agreement with Lernerville Speedway, Inc. The total consideration given for the assets acquired was $3,240,000 and the purchase of Lernerville Speedway closed in March 2005.

     On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement pursuant to which the Company acquired all of the assets related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate cash purchase price of $150,000.

NOTE 2 — GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2.0 million for the three month period ended March 31, 2005 and $4.5 million for the six month period ended March 31, 2005. The company has an accumulated deficit of $19.0 million and negative working capital of $1.2 million as of March 31, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The future success of the Company is dependent on its ability to attain profitable operations and upon its ability to obtain additional capital if necessary. There can be no assurance that the Company will attain positive cash flows from operations or be successful in obtaining such financing.

     We anticipate raising funds through additional private placements of preferred stock and additional sources of long-term financing. We believe the Company’s operations and sponsorship revenues will also provide additional cash flows as the Company strived to achieve profitability through operations.

NOTE 3 – BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2004. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005 due to the seasonal nature of the Company’s business.

     The factors discussed in Footnote 2 above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

     Certain amounts in prior periods presented have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income or loss.

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

Revenue Recognition and Deferred Revenue

     The Company classifies its revenues as race sanctioning and event fees, admission fees and ticket sales, sponsorship and advertising, merchandise sales and other revenue. “Race sanctioning and event fees” includes amounts received from track owners and promoters for the organization and/or delivery of our racing series or touring shows including driver fees and purses received. “Admission fees and ticket sales” includes ticket sales for all events held at the Company’s owned or leased facilities and ticket sales for our touring shows where we rent tracks for individual events and organize, promote and deliver our racing programs. “Sponsorship and advertising” revenue includes fees obtained for the right to sponsor our motorsports events, series or publications and for advertising in our printed publications or television programming.

     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $25,000 of total revenues for the three and six months ended March 31, 2005. There were no barter transactions recorded as revenues for the three and six months ended March 31, 2004.

Expense Recognition and Deferral

     Certain direct expenses pertaining to specific events, including prize and point fund monies, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed. Annual points fund monies which are paid at the end of the racing season are accrued during the racing season based upon the races held and total races scheduled.

     The cost of non-event related advertising, promotion and marketing programs are expensed as incurred.

Net loss Per Share

     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended March 31, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

     For the three months ended March 31, 2005 the Company had the following warrants outstanding:

•	Series A warrants to purchase 4,172,925 shares of common stock at an exercise price of $3.00

•	Series B warrants to purchase 933,334 shares of common stock at an exercise price of $4.00

•	Series C warrants to purchase 1,500,000 shares of common stock at an exercise price of $5.00

•	Placement Agent Warrants to purchase 1,188,915 shares of common stock at exercise prices ranging from $2.70 to $4.00

•	Warrants to purchase 40,000 shares of common stock issued in connection with the UMP acquisition at an exercise price of $3.65

     In addition, as of March 31, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

     The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of March 31, 2005, the Company believes there is no impairment of property and equipment.

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

     At least annually the Company tests for possible impairment of all intangible assets and more often whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the discounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the discounted cash flow amount, an impairment charge is recorded in the operating expense section in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company has chosen the fourth quarter of its fiscal year to conduct its annual impairment test.

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

Concentration of Credit Risk

     As of March 31, 2005 the Company does not believe it has any material concentration of credit risks.

New Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)”. SFAS 149 amends and clarifies accounting for certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 5 – ACQUISITIONS

World of Outlaws, Inc.

     On February 4, 2004 the Company completed the acquisition of substantially all the assets of World of Outlaws, Inc. (“World of Outlaws”). World of Outlaws is one of the premier sanctioning bodies and touring racing series for dirt track racing across the United States. The acquisition allowed the Company to pursue its business plan to create a racing and sports entertainment company. The purchase price consisted of:

•	Cash and acquisition costs of $2,421,389

•	Forgiveness of $1,450,000 plus accrued interest of $21,815 promissory note payable to the Company

•	Assumptions of obligations for $612,500 in deposits World of Outlaws had received for sanctioning of future sprint car racing events

•	Assumption of $777,677 of other obligations of World of Outlaws

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Transportation equipment	$184,926
Other equipment	8,875
Trade-marks and Trade-names	142,452
Goodwill	4,945,058

Total assets acquired	5,281,311

Advances from promoters	612,500
Other current obligations	777,677

Total liabilities assumed	1,390,177

Net consideration paid in cash and debt forgiveness	$3,891,134

     With the purchase of World of Outlaws, the Company acquired the corporate name “World of Outlaws, Inc.” and all associated trade-names, trade-marks, and trade-mark registrations. This allows the Company to sanction World of Outlaws sprint-car racing events and expand into other series, such as a World of Outlaws late-model series, without restrictions.

Dirt Motorsports, Inc.

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

     In exchange for the assets and real property acquired, which consisted of the Rolling Wheels motor sports racing track located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company’s common stock, $0.0001 par value per share. The Company also incurred $28,777 of costs relating to the acquisition.

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

     In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remains unpaid and based upon the final accounting is expected to ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, paid to Mr. Donnelly in October 2003. The Company also incurred $221,308 of costs relating to the acquisition. At this time, Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement.

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

     UMP is a dirt track race sanctioning body, and as such, sanctions races for both late model and open wheel modified cars. UMP assets include its agreements with drivers competing in its races, and sponsorship agreements with racing event sponsors. Under the terms of the Purchase Agreement, if the average closing price of the Company’s common stock for the ten-trading days immediately preceding the one-year anniversary of the date of the closing of the acquisition (the “Average Anniversary Price”) is less than $3.65 per share, then the Company shall, at its sole election, either (a) issue additional shares of its common stock equal to the difference between: (i) $600,000 divided by the Average Anniversary Price, less (ii) 164,384, or (b) purchase, at a purchase price of $3.65 a share, the Shares.

     The UMP acquisition amount was allocated as follows based on the preliminary determination of fair values:

Cash paid for acquisition	$1,800,000
Value of stock issued	600,000
Value of warrants issued	132,187
Accrued points fund assumed	443,200
Accounts payable assumed	355,000
Accrued closing costs	100,000
Closing expenses paid	25,443

$3,455,830

Allocation to goodwill	$3,056,330
Allocation to land, buildings and equipment	99,500
Allocation to trademarks	100,000
Allocation to contract rights	200,000

$3,455,830

     As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc sponsorship agreement. The original sponsorship agreement commenced in 2004 and has been amended in 2005. Future sponsorship commitments under the amended agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$750,000
2006	950,000

Total	$1,700,000

     In addition, sponsorship revenues will include 10% of gross revenues for sales of NVE Pharmaceuticals, Inc. products sold at tracks and additional retail outlets established by the Company.

     The NVE contract contains various performance criteria on the part of the Company for which the failure to comply would result in the termination of this agreement. During 2004 NVE Pharmaceuticals, Inc. paid $990,000 in sponsorship fees to the Extreme Dirt Car, Inc., the previous party to this agreement.

     UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the year ended November 30, 2004, UMP received $532,417 in sponsorship revenues from this tire company. These tire sponsorship agreements expire in 2007.

Lernerville Speedway

     On November 7, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (“BRI”), entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with Lernerville Speedway, Inc., a corporation organized under the Commonwealth of Pennsylvania (the “LSI”), and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk (the “Purchase Agreement”), pursuant to which the Company purchased substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway” (the “Assets”). This purchase was consummated on March 15, 2005.

     The terms of the Lernerville Agreement require BRI to pay a total purchase price of $3,240,000 for the Assets. The purchase price is payable by BRI as follows:

(a)	$500,000 was paid at the closing of the transactions under the Lernerville Agreement;

(b)	$110,000 will be payable on or prior to May 30, 2005;

(c)	$110,000 will be payable on or prior to October 30, 2005;

(d)	$110,000 will be payable on or prior to May 30, 2006;

(e)	$110,000 will be payable on or prior to May 30, 2007; and

(f)	the remaining $2,300,000 is payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.

     The four $110,000 payments described above, as well as the promissory note, is secured by a mortgage on the Lernerville Speedway facility, and is guaranteed by the Company.

     The Lernerville acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$500,000
Notes payable issued	2,300,000
Mortgage notes payable issued	440,000
Direct transaction costs	126,525

Adjusted purchase price	$3,366,525
Land	(1,124,800)
Buildings and improvements	(1,590,000)
Vehicles and other operating assets	(104,000)

Excess of cost over fair value of net identifiable assets (goodwill)	$547,725

Mid America Racing Series (“MARS”)

     On March 10, 2005, entered into and consummated an Asset Purchase Agreement (the “MARS Agreement”) by and among Mid America Racing Series and Mr. R. Mooney Starr pursuant to which the Company acquired all of the assets, free and clear of any and all liabilities and encumbrances, related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate purchase price of $150,000. The purchase price was allocated based on the preliminary estimated fair value as follows:

Vehicles	$1,500
Communications equipment	500
Excess of cost over fair value of identifiable assets (goodwill)	148,000

Total purchase price	$150,000

NOTE 6 – PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at March 31, 2005:

	Cost	Depreciable Life
Land	$4,063,441	N/A
Transportation equipment	1,070,920	5 - 7 years
Buildings and grandstands	2,057,150	7 - 40 years
Office furniture and equipment	200,267	3 - 7 years
Audio / Video equipment	142,520	5 - 7 years

	7,534,298
Less accumulated depreciation	(478,412)

Property and equipment, net	$7,055,886

     Depreciation is computed on a straight-line basis. Depreciation expense for the three and six months ended March 31, 2005 was $65,000 and $110,000, respectively. Depreciation expense for the three and six months ended March 31, 2004 was $14,000 and $19,000, respectively.

NOTE 7 – GOODWILL

     Goodwill included in the financial statements as of March 31, 2005 are as follows:

Goodwill incurred in connection with World of Outlaws acquisition	$4,945,058
Goodwill incurred in connection with the DIRT acquisition	2,536,700
Goodwill incurred in connection with the UMP acquisition	3,056,330
Goodwill incurred in connection with the MARS acquisition	148,000
Goodwill incurred in connection with the Lernerville acquisition	547,725
Less impairment of goodwill associated with the World of Outlaws acquisition	(2,954,978)

Total net goodwill	$8,278,835

     As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition and the DIRT acquisition were treated as separate reporting units for purposes of making these impairment calculations. As of September 30, 2004, the World of Outlaws goodwill was determined to be impaired by $2,954,978.

     Due to the extended amount of time needed to complete additional acquisitions, the World of Outlaws reporting unit’s operating profit and cash flows were lower than expected in the year ended September 30, 2004. Based on these factors the revenue forecasts for World of Outlaws were reduced resulting in the impairment of the goodwill.

NOTE 8 – ACCRUED LIABILITIES

     Accrued liabilities at March 31, 2005 and September 30, 2004 consisted of the following:

	March 31,	September 30,
	2005	2004
Points fund accrual	$149,597	$1,282,992
Accrued Purchase settlement — DIRT acquisition	925,000	925,000
Accrued interest	78,469	86,435
Accrued UMP expenses	465,211	—
Other accrued liabilities	115,121	157,757

Total Accrued Liabilities	$1,733,398	$2,452,184

NOTE 9 – DEFERRED REVENUE

     Deferred revenues at March 31, 2005 and September 30, 2004 consisted of the following:

	March 31,	September 30,
	2005	2004
Sanction fee advances	$490,700	$605,700
Sponsorship prepayments	464,335	272,989
Memberships	110,222	45,111
Season Passes / Prepaid Tickets	31,795	335,228

Total deferred revenue	$1,097,052	$1,259,028

NOTE 10 – NOTES PAYABLE

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

     In connection with the Series B financing in February 2005(see NOTE 11), the Company entered into an exchange letter agreement, pursuant to which the Company converted approximately $1,045,000 in outstanding debt and accrued interest into 425.786 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 340,629 shares of common stock. This conversion was completed in accordance with the conversion terms contained within the note. The note provided for the conversion of the note into Series A Preferred stock with a value equal to 110% of the note and accrued interest exchanged. The increased conversion preference of $102,955 was recorded as additional interest expense for the three and six months ended March 31, 2005.The note payable was subsequently amended to reflect the unconverted principal balance of $1,000,000 and its conversion into Series B preferred stock.

     Notes payable at March 31, 2005 consisted of the following:

$1,000,000 note payable dated July 30, 2004 (amended February 2005) due to Boundless Investments, LLC. This note bears interest at eight percent per annum, payable quarterly, and matures on May 19, 2007. The note holder has the option to convert the outstanding principal plus accrued interest into shares of Series B Convertible Preferred Stock at a conversion ratio equal to 110% of the outstanding principal and interest at the conversion date.

The Company incurred initial loan acquisition fees of $201,765. These fees were amortized to interest expense in 2004 and into 2005. Amortization was complete as of March 31, 2005. The initial proceeds of $2.0 million from the issuance of the note payable, the beneficial conversion ratio effective six months after the conversion date, and the warrants associated with the beneficial conversion rights were allocated to each instrument based on their fair values. The sum of the relative fair value of the beneficial conversion ratio and the warrants associated with the beneficial conversion rights was determined to be in excess of the total proceeds received by the Company; therefore, the entire amount of proceeds was considered non-cash discount. The debt discount was amortized as interest expense over the period from the date of issuance to the date of earliest conversion, six months from the date of issuance. The debt discount was recorded at the date of issuance and the amortization of the debt discount in the amount of $1,300,000 was included in the determination of net loss as interest expense in the six months ended March 31, 2005. Amortization is complete as of March 31, 2005.

$440,000 notes payable issued in connection with the purchase of Lernerville Speedway due in $110,000 installments on May 30, 2005, October 30, 2005, May 30, 2006 and May 30, 2006. These notes are secured by a mortgage on the Lernerville Speedway Facility.

$2,300,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.

$200,000 in 8% notes payable to existing shareholders, classified as current.

$60,000, 6% note payable to an individual, dated August 6, 2004, due August 6, 2005. Principal of $10,000 plus interest is payable monthly.

$85,627 in vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.

     The aggregate amounts of maturities of debt during each of the years ending September 30, 2005 through 2009 are:

2005	$380,703
2006	234,271
2007	1,124,271
2008	14,271
2009 +	2,332,111

Total	$4,085,627

NOTE 11 – STOCKHOLDER’S EQUITY

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

     The Series A Warrants expire on July 29, 2011 and are exercisable at an exercise price of $3.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Series A Warrants, the Company may redeem the Series A Warrants for $0.0001 per warrant at any time after July 29 2006, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

     On February 25, 2005, the Company entered into a Series B Convertible Stock Purchase Agreement pursuant to which the Company issued and sold 1,333.33 shares of its newly designated Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”) and warrants to purchase 666,667 shares of our common stock, $0.0001 par value per share (the “Series B Warrants”), for an aggregate purchase price of $4,000,000, which consisted of $3,300,000 in new investment and the conversion of $700,000 of outstanding debt into Series B Stock. In March 2005, the Company sold an additional 333.33 shares of Series B Convertible Preferred Stock and issued warrants to purchase 333,333 shares of our common stock for an aggregate purchase price of $1,000,000. The proceeds from issuance of the Series B Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Series B Preferred Stock and considered a non-cash dividend recorded during the quarter and has been included in the determination of net loss applicable to common stock for the three and six months ended March 31, 2005.

     In connection with the Series B financing, the Company entered into an exchange letter agreement, pursuant to which the Company converted approximately $1,045,000 in outstanding debt into 425.786 shares of Series A Convertible Preferred Stock, which and Series A Warrants to purchase 340,629 shares of common stock. This conversion was completed in accordance with the conversion terms contained within the note. The note provided for the conversion of the note into Series A Preferred stock with a value equal to 110% of the note and accrued interest exchanged. The increased conversion preference of $102,955 was recorded as additional interest expense for the three and six months ended March 31, 2005.

     On March 30, 2005, the Company entered into an Exchange Agreement with the holders of the Series A Stock pursuant to which the holders of the Series A Stock exchanged each outstanding share of Series A Stock for one share of Series B Convertible Preferred Stock. The Series A Stock was convertible into an aggregate of 5,216,151 shares of common stock, representing a conversion price of $2.70 per share. The Series B Convertible Stock converted into 5,216,151 shares of the Company’s common stock representing a conversion price of $3.00. The increase in the face value from the Series A to Series B Convertible Preferred Stock of $1,564,846 is a deemed dividend to the holders of the Series B Convertible Preferred Stock and has been included in the determination of net loss applicable to common stock for the three and six months ended March 31, 2005.

     On February 25, 2005, the Company entered into a Series C Convertible Stock Purchase Agreement pursuant to which the Company converted common stock purchase warrants to purchase 4,000,000 shares of common stock at $0.001 per share into 2,125 shares of a newly designated Series C Convertible Preferred Stock with a stated value of $6,250,000, which shares are convertible into 2,125,000 shares of common stock, and Series C Warrants to purchase an additional 1,500,000 shares of common stock at an exercise price of $5.00 per share. The Company recorded the issuance of the Series C Convertible Preferred Stock as a dividend to the holders of the Series C Convertible Preferred Stock equal to the stated value of the preferred stock. A portion of the stated value was recorded as a decrease to additional paid in capital for the retirement of the warrants to purchase 4,000,000 shares of common stock at $0.001

     The new issuance of $5.0 of Series B Stock is convertible into an aggregate of 1,666,667 shares of common stock, representing a conversion price of $3.00 per share. The Series B Stock will automatically convert into shares into shares of common stock on the date at least one hundred eighty (180) days following the effective date of a registration statement covering the shares of common stock into which the Series B Stock is convertible, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.

     The Series B Warrants have a term of seven years and are exercisable at an exercise price of $4.00 per share. The Series C Warrants have a term of seven years and are exercisable at an exercise price of $5.00 per share.

     The Company incurred $545,000 in placement agent and legal fees in connection with the issuance of the Series B Convertible Preferred Stock and is included as a reduction of additional paid in capital for the periods ending March 31, 2005.

NOTE 12 – RELATED PARTY TRANSACTIONS

     The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Business Jet, another company that the Company utilizes for travel services. The Company has spent approximately $43,000 and $42,000 with Business Jet for aircraft charter services during the six months ended March 31, 2005 and 2004, respectively.

     The Company rents office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the six months ended March 31, 2005 and 2004, respectively, the Company incurred $29,640 and $25,140 of rent expense for the Company’s corporate offices.

NOTE 13 – INCOME TAXES

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

NOTE 14 – COMMITMENTS

     The Company leases a truck for use in transporting merchandise and equipment to the tracks in connection with the Company’s weekly racing series. The lease agreement continues through November, 2005 at a monthly rate of $1,316.

     A wholly-owned subsidiary of the Company has a lease agreement for the Canandaigua Track through July 1, 2006 at a yearly rate of $22,000.

     A wholly-owned subsidiary of the Company has a lease agreement for an office copier at $334 per month through February 7, 2005.

     Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$54,528	$32,528	$22,000	$—	$—

     Operating lease expense for the three and six months ended March 31, 2005 were $4,950 and $9,900, respectively. Operating lease expense for the three and six months ended March 31, 2004 were $3,948 and $7,896, respectively.

     The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at March 31, 2005 was $1.9 million.

NOTE 15 – LITIGATION AND CONTINGENCIES

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not, in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Nature of Business

     References in this document to “the Company,” “Boundless,” “DIRT,” “we,” “us” and “our” mean Boundless Motor Sports Racing, Inc. and its wholly owned subsidiaries. Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, the Company began operating under the d/b/a name DIRT MotorSports and management plans to change the Company name to DIRT MotorSports, Inc. in the near future.

     We are a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate 5 dirt motorsports tracks (3 are owned and 2 facilities are under short term lease agreements) in New York and Pennsylvania. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT Motorsports, United MidWestern Promoters (UMP) and the Mid-America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Stacker 2 Late Model Series. Additionally in 2005 we expect to sanction races at nearly 200 tracks across the United States and Canada.

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

     On December 5, 2004, the Company entered into and consummated a Membership Interests Purchase Agreement by and among United Midwestern Promoters Motorsports, LLC, hereafter “UMP”.

     On November 7, 2004, the Company entered into an Asset Purchase Agreement with Lernerville Speedway, Inc. The total consideration given for the assets acquired was $3,240,000 and the purchase of Lernerville Speedway closed in March 2005.

     On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement pursuant to which the Company acquired all of the assets related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate cash purchase price of $150,000.

World of Outlaws, Inc.

     On February 4, 2004 the Company completed the acquisition of substantially all the assets of World of Outlaws, Inc. (“World of Outlaws”). World of Outlaws is one of the premier sanctioning bodies and touring racing series for dirt track racing across the United States. The acquisition allowed the Company to pursue its business plan to create a racing and sports entertainment company. The purchase price consisted of:

•	Cash and acquisition costs of $2,421,389

•	Forgiveness of $1,450,000 plus accrued interest of $21,815 promissory note payable to the Company

•	Assumptions of obligations for $612,500 in deposits World of Outlaws had received for sanctioning of future sprint car racing events

•	Assumption of $777,677 of other obligations of World of Outlaws

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Transportation equipment	$184,926
Other equipment	8,875
Trade-marks and Trade-names	142,452
Goodwill	4,945,058

Total assets acquired	5,281,311

Advances from promoters	612,500
Other current obligations	777,677

Total liabilities assumed	1,390,177

Net consideration paid in cash and debt forgiveness	$3,891,134

     With the purchase of World of Outlaws, the Company acquired the corporate name “World of Outlaws, Inc.” and all associated trade-names, trade-marks, and trade-mark registrations. This allows the Company to sanction World of Outlaws sprint-car racing events and expand into other series, such as a World of Outlaws late-model series, without restrictions.

Dirt Motorsports, Inc.

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

     In exchange for the assets and real property acquired, which consisted of the Rolling Wheels motor sports racing track located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company’s common stock, $0.0001 par value per share. The Company also incurred $28,777 of costs relating to the acquisition.

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

     In exchange for the outstanding capital stock of DIRT, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remains unpaid and based upon the final accounting is expected to ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, paid to Mr. Donnelly in October 2003. The Company also incurred $221,308 of costs relating to the acquisition. At this time, Mr. Donnelly has been retained by the Company in a consultative capacity to assist the Company with its “Super Dirt Week” racing events pursuant to the terms of a Consulting Agreement.

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

     UMP is a dirt track race sanctioning body, and as such, sanctions races for both late model and open wheel modified cars. UMP assets include its agreements with drivers competing in its races, and sponsorship agreements with racing event sponsors. Under the terms of the Purchase Agreement, if the average closing price of the Company’s common stock for the ten-trading days immediately preceding the one-year anniversary of the date of the closing of the acquisition (the “Average Anniversary Price”) is less than $3.65 per share, then the Company shall, at its sole election, either (a) issue additional shares of its common stock equal to the difference between: (i) $600,000 divided by the Average Anniversary Price, less (ii) 164,384, or (b) purchase, at a purchase price of $3.65 a share, the Shares.

     The UMP acquisition amount was allocated as follows based on the preliminary determination of fair values:

Cash paid for acquisition	$1,800,000
Value of stock issued	600,000
Value of warrants issued	132,187
Accrued points fund assumed	443,200
Accounts payable assumed	355,000
Accrued closing costs	100,000
Closing expenses paid	25,443

$3,455,830

Allocation to goodwill	$3,056,330
Allocation to land, buildings and equipment	99,500
Allocation to trademarks	100,000
Allocation to contract rights	200,000

$3,455,830

     As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc sponsorship agreement. The original sponsorship agreement commenced in 2004 and has been amended in 2005. Future sponsorship commitments under the amended agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$750,000
2006	950,000

Total	$1,700,000

     In addition, sponsorship revenues will include 10% of gross revenues for sales of NVE Pharmaceuticals, Inc. products sold at tracks and additional retail outlets established by the Company.

     The NVE contract contains various performance criteria on the part of the Company for which the failure to comply would result in the termination of this agreement. During 2004 NVE Pharmaceuticals, Inc. paid $990,000 in sponsorship fees to the Extreme Dirt Car, Inc., the previous party to this agreement.

     UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the year ended November 30, 2004, UMP received $532,417 in sponsorship revenues from this tire company. These tire sponsorship agreements expire in 2007.

Lernerville Speedway

     On November 7, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (“BRI”), entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with Lernerville Speedway, Inc., a corporation organized under the Commonwealth of Pennsylvania (the “LSI”), and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk (the “Purchase Agreement”), pursuant to which the Company purchased substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway” (the “Assets”). This purchase was consummated on March 15, 2005.

     The terms of the Lernerville Agreement require BRI to pay a total purchase price of $3,240,000 for the Assets. The purchase price is payable by BRI as follows:

(g)	$500,000 was paid at the closing of the transactions under the Lernerville Agreement;

(h)	$110,000 will be payable on or prior to May 30, 2005;

(i)	$110,000 will be payable on or prior to October 30, 2005;

(j)	$110,000 will be payable on or prior to May 30, 2006;

(k)	$110,000 will be payable on or prior to May 30, 2007; and

(l)	the remaining $2,300,000 is payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.

     The four $110,000 payments described above, as well as the promissory note, is secured by a mortgage on the Lernerville Speedway facility, and is guaranteed by the Company.

     The Lernerville acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$500,000
Notes payable issued	2,300,000
Mortgage notes payable issued	440,000
Direct transaction costs	126,525

Adjusted purchase price	$3,366,525
Land	(1,124,800)
Buildings and improvements	(1,590,000)
Vehicles and other operating assets	(104,000)

Excess of cost over fair value of net identifiable assets (goodwill)	$547,725

Mid America Racing Series (“MARS”)

     On March 10, 2005, entered into and consummated an Asset Purchase Agreement (the “MARS Agreement”) by and among Mid America Racing Series and Mr. R. Mooney Starr pursuant to which the Company acquired all of the assets, free and clear of any and all liabilities and encumbrances, related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate purchase price of $150,000. The purchase price was allocated based on the preliminary estimated fair value as follows:

Vehicles	$1,500
Communications equipment	500
Excess of cost over fair value of identifiable assets (goodwill)	148,000

Total purchase price	$150,000

Results of Operations – Impact of Seasonality and Weather on Quarterly Results

     In 2005, we plan to conduct 98 World of Outlaw Sprint Series races, 48 World of Outlaw Stacker 2 Late Model Series Races, 28 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series. Most of these events are scheduled in the period from March to November each year. As a result, our business has been, and is expected to remain, highly seasonal.

     The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to reduce operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and six months ended March 31, 2005 are not indicative of results that may be expected for the entire year because of such seasonality.

     We market and promote outdoor motorsports events. Weather conditions surrounding these events affect the completion of scheduled racing, the sale of tickets and the sale of merchandise and concessions. Poor weather conditions can have a negative effect on our results of operations. Additionally, our owned and operated tracks are geographically concentrated in

New York and Pennsylvania and adverse weather conditions in this region could have a greater negative effect on our results of operations.

Results of Operations – Comparison of Three Months Ended March 31, 2005 (“2005”) and 2004 (“2004”)

     The overall increase in our revenues and expenses from 2004 to 2005 is due to our emerging from development stage and the commencement of operations on February 4, 2004. At March 31, 2004 we had 12 employees and at March 31, 2005 we had 59 employees.

     Revenues – Our total revenues increased from $0.3 million in 2004 to $1.3 million in 2005.

     Race sanctioning and event fees revenues increased from $191,000 in 2004 to $750,000 in 2005. This increase is due primarily to an increase in the number of events that we co-promoted during the period and is expected to increase in the coming quarters as our scheduled races increase. The increase was due in part to an increase in the number of scheduled events in our primary touring series’ from 17 in 2004 to 18 in 2005 and an increase in the sanctioning fees obtained for each event in 2005 as compared to 2004; The increase in the number of events and increased sales per event resulted in increased merchandise and race equipment sales and other revenues. Our sponsorship and advertising revenues increased from $20,000 in 2004 to $244,000 in 2005. This increase is due primarily to our sponsorship agreement with NVE Pharmaceuticals, Inc. We expect to generate $750,000 in sponsorship revenue during the fiscal year ended September 30, 2005 from this agreement.

     Operating expenses – Our total operating expenses increased from $1.1 million in 2004 to $2.9 million in 2005.

     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $544,000 in 2004 to $1,631,000 in 2005. During 2005 we incurred $593,000 in fees paid to drivers as purse/prizes or attendance fees, and we incurred $112,000 for the accumulation of the year-end 2005 drivers points funds.

     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased from $18,000 in 2004 to $279,000 in 2005.

     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Cost of goods sold increased from $43,800 in 2004 to $58,000 in 2005. Increases in these expenses correspond with the increased number of events and merchandise sales.

     General and administrative – Our general and administrative expenses increased from $426,000 in 2004 to $690,000. This increase is due to the addition of administrative staff and increased professional fees during the period.

     Depreciation and amortization – Depreciation and amortization expense increased from $14,000 in 2004 to $67,000 in 2005 due to an increase in assets as a result of the acquisitions described herein.

     Interest expense, net – Interest expense increased from $60,000 to $414,000 due entirely to the non-cash amortization of the discount recorded in connection with the beneficial conversion rights in the $2 million note payable issued in 2004. The discount is fully amortized at March 31, 2005 and interest expense in future quarters will represent the interest on the Company’s notes payable.

Results of Operations – Comparison of Six Months Ended March 31, 2005 (“2005”) and 2004 (“2004)

     The overall increase in our revenues and expenses from 2004 to 2005 is due to our emerging from development stage and the commencement of operations on February 4, 2004. At March 31, 2004 we had 12 employees and at March 31, 2005 we had 59 employees.

     Revenues – Our total revenues increased from $0.3 million in 2004 to $3.1 million in 2005.

     Race sanctioning and event fees revenue increased from $191,000 in 2004 to $971,000 in 2005. This increase is due primarily to an increase in the number of events that we co-promoted during the period and is expected to increase in the coming quarters as the number of scheduled races increases. The increase was due in part to an increase in the number of scheduled events in our primary touring series’ from 17 in 2004 to 26 in 2005 and an increase in the sanctioning fees obtained for each event in 2005 as compared to 2004; The increase in the number of events and increased sales per event resulted in increased merchandise and race equipment sales and other revenues. During 2005 we generated $1,093,000 in admission fees and ticket sales, primarily from our Super Dirt Week events held in October 2004. We expect these revenues to increase in the coming quarters as racing begins at our owned and operated tracks. We did not own or operate any tracks during the same period in 2004.Our sponsorship and advertising revenues increased from $20,000 in 2004 to $471,000 in 2005. This increase is due to our sponsorship agreement with NVE Pharmaceuticals, Inc. and sponsorship revenues associated with our Super Dirt Week event in October 2004.

     Operating expenses – Our total operating expenses increased from $1.3 million in 2004 to $6.1 million in 2005.

     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $759,000 in 2004 to $3,932,000 in 2005. During 2005 we incurred $1.4 million in fees paid to drivers as purse/prizes or attendance fees, and we incurred expenses of $348,000 for the accumulation of the year-end 2005 drivers points funds.

     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased from nothing in 2004 to $397,000 in 2005.

     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Cost of goods sold increased from $43,800 in 2004 to $117,000 in 2005. Increases in these expenses correspond with the increased number of events and merchandise sales.

     General and administrative – Our general and administrative expenses increased from $451,000 in 2004 to $1,391,000. This increase is due to the addition of administrative staff and increased professional fees during the period.

     Depreciation and amortization – Depreciation and amortization expense increased from $19,000 in 2004 to $114,000 in 2005 due to an increase in assets as a result of the acquisitions described herein.

     Interest expense, net – Interest expense increased from $70,000 to $1,468,000 due entirely to the non-cash amortization of the discount recorded in connection with the beneficial conversion rights in the $2 million note payable issued in 2004. The discount is fully amortized at March 31, 2005 and interest expense in future quarters will represent the interest on the Company’s notes payable.

Liquidity and Capital Resources

     At March 31, 2005, the Company’s had negative working capital of $1.2 million. The Company generated $1.3 million in revenues during the three months ended March 31, 2005; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits during the six months ended March 31, 2005 has been from issuance of preferred stock and notes payable.

     During the six months ended March 31, 2005, the Company used $3.6 million in operating activities primarily the result of a net loss of $4.5 million and a net use of cash of $0.7 million in working capital changes partially offset by non-cash interest of $1.5 million and depreciation of $0.1 million.

     During the six months ended March 31, 2005, the Company used $3.8 million in investing activities primarily in connection with the acquisition of UMP, MARS and Lernerville.

     During the six months ended March 31, 2005, financing activities provided $4.6 million, primarily through the issuance of $5.0 million of Series B Convertible Preferred Stock reduced by placement agent fees and other issuance costs of $0.5 million.

     The Company incurred a net loss of $2.0 million for the three month period ended March 31, 2005 and $4.5 million for the six month period ended March 31, 2005. The company has an accumulated deficit of $19.0 million and negative working capital of $1.2 million as of March 31, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The future success of the Company is dependent on its ability to attain profitable operations and upon its ability to obtain additional capital if necessary. There can be no assurance that the Company will attain positive cash flows from operations or be successful in obtaining such financing. As the future success of the Company is dependent on our ability to fund operations, the Company’s ability to continue as a going concern is at a high degree of risk.

     We anticipate raising funds through additional private placements of preferred stock and additional sources of long-term financing. We believe the Company’s operations and sponsorship revenues will also provide additional cash flows as the Company progresses toward attaining increased profitability through operations.

     The following table summarizes our contractual obligations as of March 31, 2005:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$54,528	$32,528	$22,000	$—	$—
Notes payable and accrued interest	$4,085,627	$494,271	$1,138,542	$138,542	$2,314,271

     Operating lease expense for the three and six months ended March 31, 2005 were $4,950 and $9,900, respectively. Operating lease expense for the three and six months ended March 31, 2004 were $3,948 and $7,896, respectively.

The Company’s significant accounting policies include:

Reclassifications

     Certain amounts in prior periods presented have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income or loss.

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

Revenue Recognition and Deferred Revenue

     The Company classifies its revenues as race sanctioning and event fees, admission fees and ticket sales, sponsorship and advertising, merchandise sales and other revenue. “Race sanctioning and event fees” includes amounts received from track owners and promoters for the organization and/or delivery of our racing series or touring shows including driver fees and purses received. “Admission fees and ticket sales” includes ticket sales for all events held at the Company’s owned or leased facilities and ticket sales for our touring shows where we rent tracks for individual events and organize, promote and deliver our racing programs. “Sponsorship and advertising” revenue includes fees obtained for the right to sponsor our motorsports events, series or publications and for advertising in our printed publications or television programming.

     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $25,000 of total revenues for the three and six months ended March 31, 2005. There were no barter transactions recorded as revenues for the three and six months ended March 31, 2004.

Expense Recognition and Deferral

     Certain direct expenses pertaining to specific events, including prize and point fund monies, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed. Annual points fund monies which are paid at the end of the racing season are accrued during the racing season based upon the races held and total races scheduled.

     The cost of non-event related advertising, promotion and marketing programs are expensed as incurred.

Net loss Per Share

     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended March 31, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

     For the three months ended March 31, 2005 the Company had the following warrants outstanding:

•	Series A warrants to purchase 4,172,925 shares of common stock at an exercise price of $3.00

•	Series B warrants to purchase 933,334 shares of common stock at an exercise price of $4.00

•	Series C warrants to purchase 1,500,000 shares of common stock at an exercise price of $5.00

•	Placement Agent Warrants to purchase 1,188,915 shares of common stock at exercise prices ranging from $2.70 to $4.00

•	Warrants to purchase 40,000 shares of common stock issued in connection with the UMP acquisition at an exercise price of $3.65

     In addition, as of March 31, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

     The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of March 31, 2005, the Company believes there is no impairment of property and equipment.

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

     At least annually the Company tests for possible impairment of all intangible assets and more often whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the discounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the discounted cash flow amount, an impairment charge is recorded in the operating expense section in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company has chosen the fourth quarter of its fiscal year to conduct its annual impairment test.

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

Concentration of Credit Risk

     As of March 31, 2005 the Company does not believe it has any material concentration of credit risks.

New Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)”. SFAS 149 amends and clarifies accounting for certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company’s financial position, results of operations, or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) Exhibits

2.1	Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

4.1	Series B Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.3	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.4	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.5	Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.7	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.8	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.9	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.10	Form of Series A Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

10.1	Form of Promissory Note dated January 13, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on January 19, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian Carter *

32	Section 1350 Certification of Paul A. Kruger and Brian Carter *

*Filed herewith

(b)	Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:

(1)
Form 8-K/A filed on January 18, 2005 reporting under item 7, the audited financial statements of World of Outlaws, Inc. and the pro forma financial information related to the acquisition of World of Outlaws, Inc.

(2)
Form 8-K filed on January 19, 2005 reporting under items 1 and 9, the entry into a material definitive agreement for the creation of a direct financial obligation for an aggregate principle of $700,000.

(3)	Form 8-K filed March 2, 2005 reporting under items 1 and 9, the issue and sale of Series B and C Convertible Preferred Stock.

(4)	Form 8-K/A filed March 3, 2005 reporting under items 1 and 9, the issue and sale of Series B and C Convertible Preferred Stock.

(5)
Form 8-K filed on March 15, 2005 reporting under item 9, the audited financial statements of United Midwestern Promoters Motorsports, LLC (UMP) and the pro forma financial information related to the acquisition of UMP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOUNDLESS MOTOR SPORTS RACING, INC.
(Registrant)

Date: May 16, 2005	/s/ Paul A. Kruger

Paul A Kruger, Chief Executive Officer

Date: May 16, 2005	/s/ Brian Carter

Brian Carter, Chief Financial Officer