Form 10QSB
period 2005-06-30
DIRT MOTOR SPORTS RACING INC
filed 2005-08-15
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
0-18045

Commission File Number
Dirt Motor Sports, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-0953839

(State of incorporation)	(IRS Employer Identification No.)
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
There were 12,489,554 shares of common stock outstanding as of August 15, 2005.
Transitional Small Business Disclosure Format (Check one): Yes ☑  No ☐

2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and September 30, 2004

	June 30,	September 30,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,227,791	$5,005,930
Accounts receivable — trade	591,832	356,614
Inventory	383,138	72,891
Prepaid expenses and other current assets	174,074	93,979

Total current assets	3,376,835	5,529,414
Land, buildings and equipment, net	10,878,007	3,998,112
Trademarks	242,452	142,452
Goodwill, net of impairment of $2,955,000 in 2005 and 2004	8,290,559	4,431,466
Other assets, net of amortization of $26,000 in 2005 and $22,000 in 2004	255,285	214,369

Total assets	$23,043,138	$14,315,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$940,500	$358,354
Accrued liabilities	2,771,273	2,452,184
Deferred revenues	1,017,437	1,259,028
Notes payable – net of discount of $3,612,932 in 2005	982,066	160,000

Total current liabilities	5,711,276	4,229,566
Notes payable – long term , net of discount of $1,333,330 in 2004	5,346,509	666,667

Total liabilities	11,057,785	4,896,233

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Series A Preferred stock, $0.01 par value; 7,500 shares authorized; 4,790 shares issued and outstanding at September 30, 2004	—	12,933,988
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at June 30, 2005	20,648,456	—
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at June 30, 2005	6,250,000	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,439,554 and 14,230,170 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	1,444	1,423
Additional paid-in capital	6,710,219	4,665,965
Accumulated deficit	(21,624,766)	(8,181,796)

Total stockholders’ equity	11,985,353	9,419,580

Total liabilities and stockholders’ equity	$23,043,138	$14,315,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2005 and 2004
(unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Race sanctioning and event fees	$2,634,549	$699,852	$3,605,420	$890,433
Admission fees and ticket sales	797,900	—	1,890,825	—
Sponsorship and advertising	453,273	28,634	924,303	48,818
Merchandise sales	237,219	228,631	669,949	321,008
Other revenue	91,104	22,814	200,808	32,264

Total revenues	$4,214,045	$979,931	$7,291,305	$1,292,523
Operating expenses:
Track and event operations	4,599,753	1,140,232	8,531,590	1,695,232
Sales and marketing	580,030	8,767	977,006	52,707
Merchandise operations and cost of sales	223,385	131,590	535,026	216,382
General and administrative	1,151,570	534,990	2,542,299	1,142,335
Non-cash stock compensation	—	—	—	—
Depreciation and amortization	195,915	20,467	310,001	39,237

Total operating expenses	6,750,653	1,836,046	12,895,922	3,145,893

Loss from operations	(2,536,608)	(856,115)	(5,604,617)	(1,853,370)
Interest expense, net	(119,902)	(155,547)	(1,588,353)	(225,601)

Net loss before income taxes	$(2,656,510)	$(1,011,662)	$(7,192,970)	$(2,078,971)

Income taxes	—	—	—	—

Net (loss)	$(2,656,510)	$(1,011,662)	$(7,192,970)	$(2,078,971)

Dividends on preferred stock:
Warrants and beneficial conversion, Series B
Beneficial conversion, Series C	—	—	(5,000,000)	—
Exchange of Series A for Series B Preferred	—	—	(800,000)	—
Stock Exchange of warrants for Series C	—	—	(1,667,801)	—
Preferred Stock	—	—	(5,450,000)	—

Net loss applicable to common stock	$(2,656,510)	$(1,011,662)	$(20,110,771)	$(2,078,971)

Net loss applicable to common stock per common share —
Basic and diluted	$(0.18)	$(0.06)	$(1.40)	$(0.12)

Weighted average common shares outstanding—
Basic and diluted	14,439,554	17,403,047	14,389,326	17,277,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended June 30, 2005
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, September 30, 2004	4,790	$12,933,988	14,230,170	$1,423	$4,665,965	$(8,181,796)	$9,419,580
Common stock issued, acquisitions			164,384	16	599,984		600,000
Common stock issued			45,000	5	8,995		9,000
Partial conversion of note payable into Series A preferred stock	426	1,149,622					1,149,622
Value assigned to beneficial conversion feature and warrants issued in connection with the issuance of Series B preferred stock					5,000,000		5,000,000
Issuance of Series B preferred stock	1,667	5,000,000			(5,000,000)		—
Exchange of warrant for Series C preferred stock	2,500	6,250,000			(800,000)	(6,250,000)	(800,000)
Value assigned to beneficial conversion feature of Series C preferred stock					800,000		800,000
Exchange of Series B preferred stock for Series A preferred stock, increase in liquidation preference	—	1,564,846			(1,564,846)		—
Value assigned to warrants issued in connection with acquisitions					132,187		132,187
Placement agent fees					(500,000)		(500,000)
Registration and other costs					(45,000)		(45,000)
Value assigned to warrants issued in connection with issuance of notes payable					3,412,934		3,412,934
Net loss						(7,192,970)	(7,192,970)

Balance, June 30, 2005	9,383	$26,898,456	14,439,554	$1,444	$6,710,219	$(21,624,766)	$11,985,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net (loss)	$(7,192,970)	$(2,078,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310,001	39,237
Assumption of prepaid sanction fees recognized as income	—	(525,000)
Non-cash interest expense, notes payable	1,482,952	—
Common stock issued for expenses	9,000	—
Increase (decrease) in cash for changes in:
Accounts receivable	(235,218)	—
Inventory	(310,247)	(79,791)
Prepaid expenses	(96,932)	(51,543)
Other current assets	16,837	(104,440)
Other non-current assets	(98,191)	—
Accounts payable	227,146	331,357
Accrued liabilities	(124,110)	769,264
Deferred revenue	(241,591)	417,381

Net cash (used in) operating activities	(6,253,320)	(1,282,506)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(6,821,327)	(2,109,116)
Advances on acquisition	—	(1,008,139)
Additions to other assets	—	(265,100)
Net cash (used in) investing activities	(6,821,327)	(3,382,355)

Cash flows from financing activities:
Issuance of common stock for cash	—	250,002
Issuance of preferred stock for cash	5,000,000	—
Payments on notes payable	(1,145,491)	(600,000)
Payments of placement agent fees and other issuance costs	(545,000)	—

Proceeds from issuance of notes payable	6,987,000	5,039,352

Net cash provided by financing activities	10,296,509	4,689,354

Net increase (decrease) in cash and cash equivalents	(2,778,139)	24,493
Cash and cash equivalents, beginning of period	5,005,930	615

Cash and cash equivalents, end of period	$2,227,791	$25,108

Supplemental schedule of non-cash activities:
Issuance of common stock, deposit on DIRT acquisition	$—	$4,675,002

Payment of note receivable through acquisition	$—	$612,047

Assumption of sanction deposits through acquisition	$—	$525,000

Purchase price of acquisition funded through note payable	$—	$3,003,185

Cash payments for interest	$113,940	$—

Issuance of warrants, acquisitions	$132,187	$—

Issuance of common stock, acquisitions	$600,000	$—

Conversion of Convertible Preferred Stock: Series A to Series B	$15,648,456	$—

Non-cash revenues and expenses, barter agreements	$62,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
NOTE 1 – DESCRIPTION OF BUSINESS
     References in this document to “the Company,” “Boundless,” “DIRT,” “we,” “us” and “our” mean Dirt Motor Sports, Inc. and its wholly owned subsidiaries. Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, the Company began operating under the d/b/a name DIRT MotorSports and in July 2005, the Company reincorporated in Delaware and changed the Company’s name from “Boundless Motor Sports Racing, Inc.” to “Dirt Motor Sports, Inc.”
     We are a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate 6 dirt motorsports tracks (4 are owned and 2 facilities are under short term lease agreements) in New York, Pennsylvania and Florida. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT Motorsports, United Midwestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Stacker 2 Late Model Series and we expect to sanction races at nearly 200 tracks across the United States and Canada.
     On February 4, 2004, the Company completed the acquisition of substantially all the assets of the World of Outlaws, Inc. (“World of Outlaws”). Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore a development stage enterprise until February 4, 2004.
     During the fiscal year ended September 30, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of DIRT Motorsports, Inc. (“DIRT”) and two affiliated race tracks.
     On December 5, 2004, the Company acquired all of the outstanding membership interest in United Midwestern Promoters Motorsports, LLC (“UMP”).
     On November 7, 2004, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Lernerville Speedway, Inc. (“LSI”). This acquisition was completed in March 2005, and the total consideration for the assets acquired was $3,240,000.
     On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement pursuant to which the Company acquired all of the assets related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (“MARS”). The assets were acquired in exchange for an aggregate cash purchase price of $150,000.
     On June 30, 2005, the Company acquired substantially all of the assets of Volusia Speedway Park, Inc., (“Volusia Speedway”) in exchange for an aggregate purchase price of $3,600,000.
NOTE 2 — GOING CONCERN
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2.7 million for the three month period ended June 30, 2005 and $7.2 million for the nine month period ended June 30, 2005. The Company has an accumulated deficit of $21.6 million and negative working capital of $2.3 million as of June 30, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     The future success of the Company is dependent on its ability to attain profitable operations and upon its ability to obtain additional capital if necessary. There can be no assurance that the Company will attain positive cash flows from operations or be successful in obtaining such financing.
     We anticipate raising funds through additional private placements of preferred stock and additional sources of long-term financing. We believe the Company’s operations and sponsorship revenues will also provide additional cash flows as the Company strives to achieve profitability through operations.

NOTE 3 – BASIS OF PRESENTATION
     The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2004. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005 due to the seasonal nature of the Company’s business.
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
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Dirt Motor Sports, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $37,000 and $62,000 of total revenues for the respective three and nine month periods ended June 30, 2005. There were no barter transactions recorded as revenues for the three and nine months ended June 30, 2004.
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

Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended June 30, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     For the three months ended June 30, 2005 the Company had the following warrants outstanding:
•	Series A warrants to purchase 4,172,925 shares of common stock at an exercise price of $3.00

•	Series B warrants to purchase 933,334 shares of common stock at an exercise price of $4.00

•	Series C warrants to purchase 2,200,000 shares of common stock at an exercise price of $5.00

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 40,000 shares of common stock issued in connection with the UMP acquisition at an exercise price of $3.65
     In addition, as of June 30, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
     The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of June 30, 2005, the Company believes there is no impairment of property and equipment.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. The Company has experienced collection delays with one of its significant corporate sponsors. Due to such delays, the Company recognizes revenue under this agreement only to the extent that cash is received for the services performed.
New Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the Company’s fourth quarter 2005, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006.
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     The Company currently utilizes a standard option pricing model (i.e., Black- Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.
     SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.
     The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

NOTE 5 – ACQUISITIONS
World of Outlaws, Inc.
     On February 4, 2004 the Company completed the acquisition of substantially all the assets of World of Outlaws. World of Outlaws is one of the premier sanctioning bodies and touring racing series for dirt track racing across the United States. The acquisition allowed the Company to pursue its business plan to create a racing and sports entertainment company. The purchase price consisted of:
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
Dirt Motorsports, Inc.
     In October 2003, the Company made a cash deposit of $1,000,000 and issued 1,558,334 shares of its common stock to the owners of DIRT and two affiliated tracks known as Rolling Wheels Dirt Race Track and Cayuga County Dirt Track towards the acquisition of these properties. This series of transactions is referred to as the “Dirt Acquisitions”.
     Effective May 24, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (“Boundless Racing”), consummated the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation (“FLI”), pursuant to an Asset Purchase Agreement. The Company, through a separate wholly-owned subsidiary, had previously entered into an agreement to purchase the FLI assets (the “First Asset Purchase Agreement”), but the previous arrangement was mutually terminated in favor of the Asset Purchase Agreement.
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
     Effective August 6, 2004, the Company, through Boundless Racing, consummated the acquisition of all of the outstanding shares of capital stock of DIRT, pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.
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
     The Shares issued to Mr. Donnelly in connection with the acquisition of DIRT were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended.
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
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the dates of closing of the DIRT Acquisitions:

	DIRT	Rolling Wheels	Cayuga County
Current Assets	$459,217	$—	$—
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,536,700

Total assets acquired	3,245,552	1,088,777	2,293,333

Current Liabilities	1,130,910	—	—

Net assets acquired	$2,114,642	$1,088,777	$2,293,333

United Midwestern Promoters Motorsports, LLC
     Effective November 30, 2004, the Company, entered into and consummated a Membership Interests Purchase Agreement by and among UMP, and its members, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., and Lebanon Valley Auto Racing Corp. (the “ UMP Purchase Agreement”), pursuant to which the Company acquired all of the outstanding membership interests in UMP, in exchange for an aggregate purchase price of $2,400,000, of which, $200,000 was previously paid under the terms of a letter of intent among the parties, $1,600,000 was paid in cash at closing, and the remaining $600,000 was satisfied through the issuance of 164,384 shares of the Company’s common stock. In addition, at closing the Company issued to certain members of UMP warrants to purchase an aggregate of 40,000 shares of the Company’s common stock for $3.65 per share. These warrants were valued at an aggregate amount of $132,187 based on Black-Scholes modeling and the fair market value of the warrants at the time of issuance.
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

$3,455,830

     As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc. (“NVE”) sponsorship agreement (the “NVE Agreement”). The NVE Agreement commenced in 2004 and was amended in 2005. Future sponsorship commitments under the NVE Agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$750,000
2006	950,000

Total	$1,700,000

     In addition, sponsorship revenues will include 10% of gross revenues for sales of NVE products sold at tracks and additional retail outlets established by the Company.
     The Company began to experience collection delays in amounts due from NVE during the quarter ended June 30, 2005. Additionally, future collections under the agreement are uncertain and as such the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the financial statements as of and for the period ended June 30, 2005.
     The NVE Agreement contains various performance criteria on the part of the Company for which the failure to comply would result in the termination of the NVE Agreement. During 2004, NVE paid $990,000 in sponsorship fees to the Extreme Dirt Car, Inc., under the NVE Agreement.
     UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the year ended November 30, 2004, UMP received $532,417 in sponsorship revenues from this tire company. These tire sponsorship agreements expire in 2007.
Lernerville Speedway
     On November 7, 2004, the Company, through Boundless Racing, entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with LSI, and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk, pursuant to which the Company purchased substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway” (the “Assets”). This purchase was consummated on March 15, 2005.
     The terms of the Lernerville Agreement require Boundless Racing to pay a total purchase price of $3,240,000 for the Assets. The purchase price is payable by Boundless Racing as follows:
(a)	$500,000 was paid at the closing of the transactions under the Lernerville Agreement;

(b)	$110,000 was paid on May 30, 2005;

(c)	$110,000 will be payable on or prior to October 30, 2005;

(d)	$110,000 will be payable on or prior to May 30, 2006;

(e)	$110,000 will be payable on or prior to May 30, 2007; and

(f)	the remaining $2,300,000 is payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.
     The four $110,000 payments described above, as well as the promissory note, is secured by a mortgage on the Lernerville Speedway facility, and is guaranteed by the Company.
     The Lernerville acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$500,000
Notes payable issued	2,300,000
Mortgage notes payable issued	440,000
Direct transaction costs	138,249

Adjusted purchase price	$3,378,249
Land	(1,124,800)
Buildings and improvements	(1,590,000)
Vehicles and other operating assets	(104,000)

Excess of cost over fair value of net identifiable assets (goodwill)	$559,449

Mid America Racing Series (“MARS”)

     On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement (the “MARS Agreement”) with Mid America Racing Series (“Mid America”) and Mr. R. Mooney Starr pursuant to which the Company acquired all of the assets, free and clear of any and all liabilities and encumbrances, related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate purchase price of $150,000.
     The purchase price was allocated based on the preliminary estimated fair value as follows:

Vehicles	$1,500
Communications equipment	500
Excess of cost over fair value of identifiable assets (goodwill)	148,000

Total purchase price	$150,000

Volusia Speedway
     On June 30, 2005, the Company, through Volusia Operations, LLC, a newly formed Florida wholly-owned subsidiary (“Volusia Operations”), acquired substantially all of the assets of Volusia Speedway, in exchange for an aggregate purchase price of $3,600,000, of which $1,600,000 was paid in cash, and the balance was paid by delivery of a five-year promissory note issued by Volusia Operations (the “Volusia Note”). The Volusia Note bears interest at one percent over prime, as adjusted quarterly, is amortized over ten years, and is payable in fifty-nine equal monthly installments of $24,000, with the balance of the outstanding principal and accrued interest being due on June 30, 2010. The Volusia Note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Volusia Note are also guaranteed by the Company.
     The Volusia Speedway acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)
Buildings & equipment	(926,393)

NOTE 6 – PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following at June 30, 2005:

	Cost	Depreciable Life
Land	6,773,818	N/A
Transportation equipment	1,306,012	5-7 years
Buildings and grandstands	3,002,615	7-40 years
Office furniture and equipment	273,722	3-7 years
Audio / Video equipment	142,520	5-7 years

	11,498,687
Less accumulated depreciation	(620,680)

Property and equipment, net	$10,878,007

     Depreciation is computed on a straight-line basis. Depreciation expense for the three and nine months ended June 30, 2005 was $142,000 and $253,000, respectively. Depreciation expense for the three and nine months ended June 30, 2004 was $20,000 and $39,000, respectively.

NOTE 7 – GOODWILL
     Goodwill included in the financial statements as of June 30, 2005 is as follows:

Goodwill incurred in connection with World of Outlaws acquisition	$4,945,058
Goodwill incurred in connection with the DIRT acquisition	2,536,700
Goodwill incurred in connection with the UMP acquisition	3,056,330
Goodwill incurred in connection with the MARS acquisition	148,000
Goodwill incurred in connection with the Lernerville acquisition	559,449
Less impairment of goodwill associated with the World of Out laws acquisition	(2,954,978)

Net goodwill at June 30, 2005	8,290,559

Total net goodwill and intangibles	$8,290,559

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
NOTE 8 – ACCRUED LIABILITIES
     Accrued liabilities at June 30, 2005 and September 30, 2004 consisted of the following:

	June 30,	September 30,
	2005	2004
Points fund	$812,166	$1,282,992
Pre-existing liabilities — DIRT acquisition	925,000	925,000
Interest	146,064	86,435
Pre-existing liabilities — UMP acquisition	261,121	—
Other accrued liabilities	626,922	157,757

Total Accrued Liabilities	$2,771,273	$2,452,184

NOTE 9 – DEFERRED REVENUE
     Deferred revenues at June 30, 2005 and September 30, 2004 consisted of the following:

	June 30,	September 30,
	2005	2004
Sanction fee advances	$374,200	605,700
Sponsorship prepayments	423,200	272,989
Memberships	117,973	45,111
Season Passes / Prepaid Tickets	102,064	335,228

	$1,017,437	$1,259,028

NOTE 10 – NOTES PAYABLE
     On July 30, 2004, the Company entered into an agreement with Boundless Investments, LLC (“Boundless Investments”) to refinance an existing $2,000,000 promissory note issued by the Company to Boundless Investments on May 19, 2004 (the “Boundless Investments Note”). Terms of this refinancing reduced the interest rate on the Boundless Investments Note from 12% to 8%, eliminated the collateral requirement, and eliminated the requirement for certain shareholders guarantees.

     As part of such agreement, certain shareholders delivered to Boundless Investments, 4,000,000 shares of their personal restricted common stock of the Company. Boundless Investments then returned these 4,000,000 shares of common stock to the Company in exchange for warrants to buy 4,000,000 shares of the Company common stock at an exercise price of $0.001 per share. Boundless Investments then sold these warrants to an unrelated third party for $800,000, or $0.20 per share.
     In accordance with Emerging Issues Task Force Pronouncement 96-19, $800,000 was charged to current operations as a debt extinguishment expense.
     In connection with the Company’s financing in February 2005 (see NOTE 11) (the “Series B Financing”), the Company entered into an exchange letter agreement with Boundless Investments, pursuant to which the Company converted approximately $1,045,000 of the Boundless Investments Note into 425.786 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 340,629 shares of common stock. The Boundless Investments Note provided for conversion into shares of Series A Preferred Stock with a value equal to 110% of the principal of and accrued interest thereon. The increased conversion preference of $102,955 was recorded as additional interest expense for the three and nine months ended June 30, 2005. The Boundless Investments Note was subsequently amended to reflect the unconverted principal balance of $1,000,000 and the option of the holder to convert the principal of and interest on the Boundless Investments Note into Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”).
     Notes payable at June 30, 2005 consisted of the following:
$1,000,000 principal amount of the Boundless Investments Note. The Boundless Investments note bears interest at 8% per annum, payable quarterly, and matures on May 19, 2007. Boundless Investments has the option to convert the outstanding principal plus accrued interest into shares of Series B Preferred Stock at a conversion ratio equal to 110% of the outstanding principal and interest at the conversion date. The Company incurred initial loan acquisition fees of $201,765. These fees were amortized to interest expense in 2004 and into 2005. Amortization was complete as of March 31, 2005. The initial proceeds of $2.0 million from the issuance of the Boundless Investments Note, the beneficial conversion ratio effective six months after the conversion date, and the warrants associated with the beneficial conversion rights were allocated to each instrument based on their fair values. The sum of the relative fair value of the beneficial conversion ratio and the warrants associated with the beneficial conversion rights was determined to be in excess of the total proceeds received by the Company; therefore, the entire amount of proceeds was considered non-cash discount. The debt discount was amortized as interest expense over the period from the date of issuance to the date of earliest conversion, six months from the date of issuance. The debt discount was recorded at the date of issuance and the amortization of the debt discount in the amount of $1,300,000 was included in the determination of net loss as interest expense in the nine months ended June 30, 2005. Amortization was complete as of March 31, 2005.
$330,000 note payable issued in connection with the purchase of Lernerville Speedway, which is due in $110,000 installments on October 30, 2005, May 30, 2006 and May 30, 2007. These notes are secured by a mortgage on the Lernerville Speedway Facility.
$2,300,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.
$200,000 in 8% notes payable to existing shareholders, classified as current.
$4,000,000 in 8% notes payable to existing shareholders, classified as current, due and payable on the first to occur of: (i) September 30, 2005; (ii) the completion of an equity or debt offering raising gross proceeds of at lease $6,000,000 or (iii) the acceleration of the obligations under the promissory notes. The Company incurred initial loan acquisition fees of $200,000 and issued 774,000 warrants in connection with the issuance of the notes payable. A $3.4 million value for these warrants was determined based on the Black-Scholes fair value method and is recorded as a non-cash debt discount at June 30, 2005. The debt discount was recorded at the date of issuance and the fees and warrant value will be amortized as interest expense over the three-month term of the notes payable.
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime, as adjusted quarterly, amortized over ten years, and payable in fifty-nine equal monthly installments with the balance of the outstanding principal and accrued interest due on June 30, 2010. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Note are also guaranteed by the Company.
$30,000, 6% note payable to an individual, dated August 6, 2004, due August 6, 2005. Principal of $10,000 plus interest is payable monthly.

$81,509 in vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
     The aggregate amounts of maturities of debt during each of the years ending September 30, 2005 through 2009 are:

2005	$4,276,046
2006	381,741
2007	1,282,009
2008	182,992
2009 +	3,818,721

$9,941,509

NOTE 11 – STOCKHOLDERS’ EQUITY
     On November 30, 2004, the Company issued 164,384 shares of unregistered common stock and warrants to purchase 40,000 shares of the Company’s common stock in connection with the UMP acquisition as described in Note 4 above. The stock was valued at $600,000 and the warrants were valued at $132,187.
     On June 30, 2005, the Company issued warrants to purchase 774,000 shares of the Company’s common stock in connection with the issuance of $4 million in promissory notes as described in Note 10 above. The warrants were valued at $3.4 million.
Preferred Stock
     The Company issued 4,790.37 shares of its Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,832,297 shares of its common stock, $0.0001 par value per share (the “Series A Warrants”), on July 30, 2004 as previously reported on Form 8-K, dated August 4, 2004.
     The Series A Warrants expire on July 29, 2011 and are exercisable at an exercise price of $3.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Series A Warrants, the Company may redeem the Series A Warrants for $0.0001 per warrant at any time after July 29, 2006, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.
     On February 25, 2005, the Company entered into a Series B Convertible Stock Purchase Agreement pursuant to which the Company issued and sold 1,333.33 shares of its newly designated Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”) and warrants to purchase 666,667 shares of our common stock, $0.0001 par value per share (the “Series B Warrants”), for an aggregate purchase price of $4,000,000, which consisted of $3,300,000 in new investment and the conversion of $700,000 of outstanding debt into Series B Stock. In March 2005, the Company sold an additional 333.33 shares of Series B Convertible Preferred Stock and issued warrants to purchase 333,333 shares of our common stock for an aggregate purchase price of $1,000,000. The proceeds from issuance of the Series B Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Series B Preferred Stock and considered a non-cash dividend recorded during the quarter and has been included in the determination of net loss applicable to common stock for the three and nine months ended June 30, 2005.
     In connection with the Series B financing, the Company entered into an exchange letter agreement, pursuant to which the Company converted approximately $1,045,000 in outstanding debt into 425.786 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 340,629 shares of common stock. This conversion was completed in accordance with the conversion terms contained within the note. The note provided for the conversion of the note into Series A Preferred stock with a value equal to 110% of the note and accrued interest exchanged. The increased conversion preference of $102,955 was recorded as additional interest expense for the nine months ended June 30, 2005.
     On March 30, 2005, the Company entered into an Exchange Agreement with the holders of the Series A Stock pursuant to which the holders of the Series A Stock exchanged each outstanding share of Series A Stock for one share of Series B Convertible Preferred Stock. The Series A Stock was convertible into an aggregate of 5,216,151 shares of common stock, representing a conversion price of $2.70 per share. The Series B Convertible Stock converted into 5,216,151 shares of the Company’s common stock representing a conversion price of $3.00. The increase in the face value from the Series A to Series B Convertible Preferred Stock of $1,564,846 is a deemed dividend to the holders of the Series B Convertible Preferred Stock and has been included in the determination of net loss applicable to common stock for the nine months ended June 30, 2005.

     On February 25, 2005, the Company entered into a Series C Convertible Stock Purchase Agreement pursuant to which the Company converted common stock purchase warrants to purchase 4,000,000 shares of common stock at $0.001 per share into 2,125 shares of a newly designated Series C Convertible Preferred Stock with a stated value of $6,250,000, which shares are convertible into 2,125,000 shares of common stock, and Series C Warrants to purchase an additional 1,500,000 shares of common stock at an exercise price of $5.00 per share. The Company recorded the issuance of the Series C Convertible Preferred Stock as a dividend to the holders of the Series C Convertible Preferred Stock equal to the stated value of the preferred stock. A portion of the stated value was recorded as a decrease to additional paid in capital for the retirement of the warrants to purchase 4,000,000 shares of common stock at $0.001.
     The new issuance of $5.0 million of Series B Stock is convertible into an aggregate of 1,666,667 shares of common stock, representing a conversion price of $3.00 per share. The Series B Stock will automatically convert into shares into shares of common stock on the date at least one hundred eighty (180) days following the effective date of a registration statement covering the shares of common stock into which the Series B Stock is convertible, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.
     The Series B Warrants have a term of seven years and are exercisable at an exercise price of $4.00 per share. The Series C Warrants have a term of seven years and are exercisable at an exercise price of $5.00 per share.
     The Company incurred $545,000 in placement agent and legal fees in connection with the issuance of the Series B Convertible Preferred Stock and is included as a reduction of additional paid in capital for the periods ending June 30, 2005.
NOTE 12 – RELATED PARTY TRANSACTIONS
     The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Hildalgo Trading Company, LLC. Mr. Kruger previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $77,000 and $157,000 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the nine months ended June 30, 2005 and 2004, respectively.
     The Company rents office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the nine months ended June 30, 2005 and 2004, respectively, the Company incurred $44,460 and $34,270 of rent expense for the Company’s corporate offices.
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
     A wholly-owned subsidiary of the Company has a lease agreement for the Canandaigua Track through July 1, 2006 at a yearly rate of $22,000.
     Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$50,580	$28,580	$22,000	$—	$—

     Operating lease expense for the three and nine months ended June 30, 2005 was $9,448 and $29,012, respectively. Operating lease expense for the three and nine months ended June 30, 2004 was $2,632 and $10,528, respectively.
     The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at June 30, 2005 was $1.7 million.
NOTE 15 – LITIGATION AND CONTINGENCIES
     The Company has filed suit against a previous owner regarding issues involving the 2004 acquisition of DIRT. The outcome is uncertain. No counterclaims have been made at this time.
     Additionally, the Company has filed suit against several former employees and a formerly leased track regarding issues surrounding the lease of said track. The outcome is uncertain. One of the parties has filed a counterclaim which we believe is without merit.
     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not, in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.
NOTE 16 – CONSOLIDATION OF OPERATIONS
     In an effort to streamline operations and administrative functions, and to better position the Company to effectively manage growth, The Company’s Colorado office has been closed and operations have been consolidated with the Company’s Oklahoma office. As part of this transition, the Company has expensed $40,000 for the settlement amount of the remaining contractual obligation for the Colorado office lease. The Company also accrued $342,575 for salaries, wages and other expenses incurred in connection with the consolidation of the Company’s office in Norman, Oklahoma. These expenses are included as general and administrative expense in the three and nine month periods ended June 30, 2005.
NOTE 17 – SUBSEQUENT EVENTS
     Effective July 26, 2005, the Company entered into and consummated a securities exchange agreement with Paul A. Kruger, the Company’s Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Kruger surrendered 1,500,000 shares of the Company’s common stock, which shares were subsequently canceled by the Company, in exchange for a five year warrant to purchase 750,000 shares of the Company’s common stock, at an exercise price of $5.00 per share.
     Effective as of August 9, 2005, the Company, Mr. Kruger, Bobby Hartslief (the former Chief Operating Officer and a director of the Company), and members of Mr. Hartslief’s family entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination agreement provided for, among other things, the payment by the Company to Mr. Hartslief of $180,000, the cancellation of 550,000 issued shares of common stock of the Company owned by the Hartslief family and all other unissued stock and/or option grants made to Mr. Hartslief, the granting of an option to the Company, or its designee, to purchase the remaining 250,000 shares of common stock of the Company owned by the Hartslief family at a price of $2.00 per share, and the mutual releases by the Company and Mr. Kruger, on the one hand, and the Hartslief Family, on the other hand. In addition, as part of the Termination Agreement, Mr. Hartslief agreed for a period of one-year not to compete against the Company in the business of dirt track car racing or the promotion and/or sanctioning of dirt track car racing.
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
Nature of Business
     We are a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate 6 dirt motorsports tracks (4 are owned and 2 facilities are under short term lease agreements) in New York, Pennsylvania and Florida. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT Motorsports, United Midwestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Stacker 2 Late Model Series and we expect to sanction races at nearly 200 tracks across the United States and Canada.
     On February 4, 2004, the Company completed the acquisition of substantially all the assets of the World of Outlaws, Inc. (“World of Outlaws”). Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore a development stage enterprise until February 4, 2004.
     During the fiscal year ended September 30, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of DIRT Motorsports, Inc. (“DIRT”) and two affiliated race tracks.
     On December 5, 2004, the Company acquired all of the outstanding membership interest in United Midwestern Promoters Motorsports, LLC (“UMP”).
     On November 7, 2004, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Lernerville Speedway, Inc. (“LSI”). This acquisition was completed in March 2005, and the total consideration for the assets acquired was $3,240,000.
     On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement pursuant to which the Company acquired all of the assets related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (“MARS”). The assets were acquired in exchange for an aggregate cash purchase price of $150,000.
     On June 30, 2005, the Company acquired substantially all of the assets of Volusia Speedway Park, Inc., (“Volusia Speedway”) in exchange for an aggregate purchase price of $3,600,000.
World of Outlaws, Inc.
     On February 4, 2004 the Company completed the acquisition of substantially all the assets of World of Outlaws. World of Outlaws is one of the premier sanctioning bodies and touring racing series for dirt track racing across the United States. The acquisition allowed the Company to pursue its business plan to create a racing and sports entertainment company. The purchase price consisted of:
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
Dirt Motorsports, Inc.
     In October 2003, the Company made a cash deposit of $1,000,000 and issued 1,558,334 shares of its common stock to the owners of DIRT and two affiliated tracks known as Rolling Wheels Dirt Race Track and Cayuga County Dirt Track towards the acquisition of these properties. This series of transactions is referred to as the “Dirt Acquisitions”.
     Effective May 24, 2004, the Company, through its wholly owned subsidiary, Boundless Racing, Inc., a Texas corporation (“Boundless Racing”), consummated the acquisition of substantially all of the assets of Finger Lake International, Inc., a New York corporation (“FLI”), pursuant to an Asset Purchase Agreement. The Company, through a separate wholly-owned subsidiary, had previously entered into an agreement to purchase the FLI assets (the “First Asset Purchase Agreement”), but the previous arrangement was mutually terminated in favor of the Asset Purchase Agreement.
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
     Effective August 6, 2004, the Company, through Boundless Racing, consummated the acquisition of all of the outstanding shares of capital stock of DIRT, pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.
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
     The Shares issued to Mr. Donnelly in connection with the acquisition of DIRT were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended.
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
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the dates of closing of the DIRT Acquisitions:

	DIRT	Rolling Wheels	Cayuga County
Current Assets	$459,217	$—	$—
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,536,700

Total assets acquired	3,245,552	1,088,777	2,293,333

Current Liabilities	1,130,910	—	—

Net assets acquired	$2,114,642	$1,088,777	$2,293,333

United Midwestern Promoters Motorsports, LLC
     Effective November 30, 2004, the Company, entered into and consummated a Membership Interests Purchase Agreement by and among UMP, and its members, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader

Racing, Inc., and Lebanon Valley Auto Racing Corp. (the “ UMP Purchase Agreement”), pursuant to which the Company acquired all of the outstanding membership interests in UMP, in exchange for an aggregate purchase price of $2,400,000, of which, $200,000 was previously paid under the terms of a letter of intent among the parties, $1,600,000 was paid in cash at closing, and the remaining $600,000 was satisfied through the issuance of 164,384 shares of the Company’s common stock. In addition, at closing the Company issued to certain members of UMP warrants to purchase an aggregate of 40,000 shares of the Company’s common stock for $3.65 per share. These warrants were valued at an aggregate amount of $132,187 based on Black-Scholes modeling and the fair market value of the warrants at the time of issuance.
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

$3,455,830

     As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc. (“NVE”) sponsorship agreement (the “NVE Agreement”). The NVE Agreement commenced in 2004 and was amended in 2005. Future sponsorship commitments under the NVE Agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$750,000
2006	950,000

Total	$1,700,000

     In addition, sponsorship revenues will include 10% of gross revenues for sales of NVE products sold at tracks and additional retail outlets established by the Company.
     The Company began to experience collection delays in amounts due from NVE during the quarter ended June 30, 2005. Additionally, future collections under the agreement are uncertain and as such the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the financial statements as of and for the period ended June 30, 2005.
     The NVE Agreement contains various performance criteria on the part of the Company for which the failure to comply would result in the termination of the NVE Agreement. During 2004, NVE paid $990,000 in sponsorship fees to the Extreme Dirt Car, Inc., under the NVE Agreement.
     UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the year ended November 30, 2004, UMP received $532,417 in sponsorship revenues from this tire company. These tire sponsorship agreements expire in 2007.
Lernerville Speedway
     On November 7, 2004, the Company, through Boundless Racing, entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with LSI, and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk, pursuant to which the Company purchased substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway” (the “Assets”). This purchase was consummated on March 15, 2005.
     The terms of the Lernerville Agreement require Boundless Racing to pay a total purchase price of $3,240,000 for the Assets. The purchase price is payable by Boundless Racing as follows:
(g)	$500,000 was paid at the closing of the transactions under the Lernerville Agreement;

(h)	$110,000 was paid on May 30, 2005;

(i)	$110,000 will be payable on or prior to October 30, 2005;

(j)	$110,000 will be payable on or prior to May 30, 2006;

(k)	$110,000 will be payable on or prior to May 30, 2007; and

(l)	the remaining $2,300,000 is payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.
     The four $110,000 payments described above, as well as the promissory note, is secured by a mortgage on the Lernerville Speedway facility, and is guaranteed by the Company.
     The Lernerville acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$500,000
Notes payable issued	2,300,000
Mortgage notes payable issued	440,000
Direct transaction costs	138,249

Adjusted purchase price	$3,378,249
Land	(1,124,800)
Buildings and improvements	(1,590,000)
Vehicles and other operating assets	(104,000)

Excess of cost over fair value of net identifiable assets (goodwill)	$559,449

Mid America Racing Series (“MARS”)
     On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement (the “MARS Agreement”) with Mid America Racing Series (“Mid America”) and Mr. R. Mooney Starr pursuant to which the Company acquired all of the assets, free and clear of any and all liabilities and encumbrances, related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate purchase price of $150,000.
     The purchase price was allocated based on the preliminary estimated fair value as follows:

Vehicles	$1,500
Communications equipment	500
Excess of cost over fair value of identifiable assets (goodwill)	148,000

Total purchase price	$150,000

Volusia Speedway
     On June 30, 2005, the Company, through Volusia Operations, LLC, a newly formed Florida wholly-owned subsidiary (“Volusia Operations”), acquired substantially all of the assets of Volusia Speedway, in exchange for an aggregate purchase price of $3,600,000, of which $1,600,000 was paid in cash, and the balance was paid by delivery of a five-year promissory note issued by Volusia Operations (the “Volusia Note”). The Volusia Note bears interest at one percent over prime, as adjusted quarterly, is amortized over ten years, and is payable in fifty-nine equal monthly installments of $24,000, with the balance of the outstanding principal and accrued interest being due on June 30, 2010. The Volusia Note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Volusia Note are also guaranteed by the Company.

     The Volusia Speedway acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)
Buildings & equipment	(926,393)

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
     The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to reduce operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and nine months ended June 30, 2005 are not indicative of results that may be expected for the entire year because of such seasonality.
     We market and promote outdoor motorsports events. Weather conditions surrounding these events affect the completion of scheduled racing, the sale of tickets and the sale of merchandise and concessions. Poor weather conditions can have a negative effect on our results of operations. Additionally, our owned and operated tracks are currently primarily geographically concentrated in New York, Pennsylvania and Florida and adverse weather conditions in these regions could have a greater negative effect on our results of operations.
Results of Operations – Comparison of Three Months Ended June 30, 2005 (“2005”) and 2004 (“2004”)
     The overall increase in our revenues and expenses from 2004 to 2005 is due to our emerging from development stage and the commencement of operations on February 4, 2004. At June 30, 2004 we had 22 employees and at June 30, 2005 we had 62 employees.
     Revenues – Our total revenues increased from $1 million in 2004 to $4.2 million in 2005.
     Race sanctioning and event fees revenues increased from $700,000 in 2004 to $2.6 million in 2005. This increase is due primarily to an increase in the number of events that we co-promoted during the period and is expected to increase in the coming quarters as our scheduled races increase. The increase was also due in part to an increase in the number of scheduled events in our primary touring series and an increase in the sanctioning fees and drivers purse monies collected for each event in 2005 as compared to 2004; The increase in the number of events and increased sales per event resulted in increased merchandise, race equipment sales and other revenues. Our sponsorship and advertising revenues increased from $28,600 in 2004 to $453,000 in 2005. This increase is due in part to our NVE Agreements and other sponsorship agreements including tire and fuel agreements.
     Operating expenses – Our total operating expenses increased from $1.8 million in 2004 to $6.8 million in 2005.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $1.1 million in 2004 to $4.6 million in 2005. During 2005 we incurred $2.4 million in fees paid to drivers as purse/prizes or attendance fees, and we incurred $442,000 for the accumulation of the year-end 2005 drivers’ points funds.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased from $8,800 in 2004 to $580,000 in 2005. Sales and marketing expense in 2005 includes $200,000 of amortization and impairment expenses recorded in connection with our contract with NVE.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales increased from $131,600 in 2004 to $223,400 in 2005. Increases in these expenses correspond with the increased number of events and merchandise sales.

     General and administrative – Our general and administrative expenses increased from $535,000 in 2004 to $1,152,000. This increase is due to the addition of administrative staff and increased professional fees during the period. Additionally, general and administration expense in 2005 includes $0.4 million in costs and expense associated with the closing of our Colorado office and termination of certain employees as of June 30, 2005.
     Depreciation and amortization – Depreciation and amortization expense increased from $20,500 in 2004 to $196,000 in 2005 due to an increase in assets as a result of the acquisitions described herein.
     Interest expense, net – Interest expense decreased from $155,500 in 2004 to $120,000 in 2005 due to the higher notes payable balance accruing interest for the full period in 2004.
Results of Operations – Comparison of Nine Months Ended June 30, 2005 (“2005”) and 2004 (“2004)
     The overall increase in our revenues and expenses from 2004 to 2005 is due to our emerging from development stage and the commencement of operations on February 4, 2004. At June 30, 2004 we had 22 employees and at June 30, 2005 we had 62 employees.
     Revenues – Our total revenues increased from $1.3 million in 2004 to $7.3 million in 2005.
     Race sanctioning and event fees revenue increased from $890,000 in 2004 to $3.6 million in 2005. This increase is due primarily to an increase in the number of events that we co-promoted during the period and is expected to increase in the coming quarters as the number of scheduled races increases. The increase was due in part to an increase in the number of scheduled events in our primary touring series and an increase in the sanctioning fees and drivers purse monies collected for each event in 2005 as compared to 2004. The increase in the number of events and increased sales per event resulted in increased merchandise and race equipment sales and other revenues. During 2005 we generated $1,891,000 in admission fees and ticket sales. We expect these revenues to increase in the coming quarters as racing begins at the recently acquired Volusia track. Since the Company began to acquire tracks during the same period in 2004, no admission fees and ticket sales were recorded for this period. Our sponsorship and advertising revenues increased from $49,000 in 2004 to $924,000 in 2005. This increase is due to our sponsorship agreement with NVE Pharmaceuticals, Inc., our tire and fuel sponsorship agreements and sponsorship revenues associated with our Super Dirt Week event in October 2004.
     Operating expenses – Our total operating expenses increased from $3.1 million in 2004 to $12.9 million in 2005.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $1.7 million in 2004 to $8.5 million in 2005. During 2005 we incurred $3.8 million in fees paid to drivers as purse/prizes or attendance fees, and we incurred expenses of $790,000 for the accumulation of the year-end 2005 drivers’ points funds.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased from $52,700 in 2004 to $977,000 in 2005. Sales and marketing expense in 2005 includes $200,000 of amortization and impairment expenses recorded in connection with our contract with NVE.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales increased from $216,000 in 2004 to $535,000 in 2005. Increases in these expenses correspond with the increased number of events and merchandise sales.
     General and administrative – Our general and administrative expenses increased from $1.1 million in 2004 to $2.5 million in 2005. This increase is due to the addition of administrative staff and increased professional fees during the period. Additionally, general and administration expenses in 2005 includes $0.4 million in costs and expense associated with the closing of our Colorado office and termination of certain employees as of June 30, 2005.
     Depreciation and amortization – Depreciation and amortization expense increased from $39,000 in 2004 to $310,000 in 2005 due to an increase in assets as a result of the acquisitions described herein.
     Interest expense, net – Interest expense increased from $225,600 in 2004 to $1,588,000 in 2005 due mainly to the non-cash amortization of the discount recorded in connection with the beneficial conversion rights in the $2 million note payable issued in 2004. The discount was fully amortized at March 31, 2005 and interest expense in the current and future quarters will represent the interest on the Company’s notes payable.
Liquidity and Capital Resources
     At June 30, 2005, the Company’s had negative working capital of $2.3 million. The Company generated $4.2 million in revenues during the three months ended June 30, 2005; however, we have not yet achieved a profitable level of operations.

Our primary source of funding for acquisitions and operating deficits during the nine months ended June 30, 2005 has been from issuance of preferred stock and notes payable.
     During the nine months ended June 30, 2005, the Company used $6.3 million in operating activities primarily the result of a net loss of $7.2 million and a net use of cash of $0.9 million in working capital changes, which was partially offset by non-cash interest of $1.5 million and depreciation of $0.3 million.
     During the nine months ended June 30, 2005, the Company used $6.8 million in investing activities primarily in connection with the acquisition of UMP, MARS, LSI and Volusia Speedway.
     During the nine months ended June 30, 2005, financing activities provided $4.6 million, primarily through the issuance of $5.0 million of Series B Convertible Preferred Stock reduced by placement agent fees and other issuance costs of $0.5 million. Additionally, the Company issued $7.0 million in notes payable offset by repayments or exchanges on $1.1 million in notes payable.
     The Company incurred a net loss of $2.7 million for the three month period ended June 30, 2005 and $7.2 million for the nine month period ended June 30, 2005. The Company has an accumulated deficit of $21.6 million and negative working capital of $2.3 million as of June 30, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     The following table summarizes our contractual obligations as of June 30, 2005:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$50,580	$28,580	$22,000	$—	$—
Notes payable and accrued interest	$11,266,555	$5,018,613	$1,867,325	$1,906,032	$2,474,585
     Operating lease expense for the three and nine months ended June 30, 2005 was $9,448 and $29,012, respectively. Operating lease expense for the three and nine months ended June 30, 2004 was $2,632 and $10,528, respectively.
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
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Dirt Motor Sports, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $37,000 and $62,000 of total revenues for the respective three and nine month periods ended June 30, 2005. There were no barter transactions recorded as revenues for the three and nine months ended June 30, 2004.
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
Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended June 30, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     For the three months ended June 30, 2005 the Company had the following warrants outstanding:
•	Series A warrants to purchase 4,172,925 shares of common stock at an exercise price of $3.00

•	Series B warrants to purchase 933,334 shares of common stock at an exercise price of $4.00

•	Series C warrants to purchase 2,200,000 shares of common stock at an exercise price of $5.00

•	Placement Agent Warrants to purchase 1,186, 266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 40,000 shares of common stock issued in connection with the UMP acquisition at an exercise price of $3.65
     In addition, as of June 30, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
     The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of June 30, 2005, the Company believes there is no impairment of property and equipment.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. The Company has experienced collection delays with one of its significant corporate sponsors. Due to such delays, the Company recognizes revenue under this agreement only to the extent that cash is received for the services performed.
New Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the Company’s fourth quarter 2005, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006.
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     The Company currently utilizes a standard option pricing model (i.e., Black- Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.
     SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.
     The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company has filed suit against a previous owner regarding issues involving the 2004 acquisition of DIRT. The outcome is uncertain. No counterclaims have been made at this time.
     Additionally, the Company has filed suit against several former employees and a formerly leased track regarding issues surrounding the lease of said track. The outcome is uncertain. One of the parties has filed a counterclaim which we believe is without merit.
     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 30, 2005, the Company issued warrants to purchase 774,000 shares of the Company’s common stock in connection with the issuance of $4 million in promissory notes as described in Note 10 to the financial statements. The warrants were valued at $3.4 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A Special Meeting in lieu of the Annual Meeting of Shareholders was held by the Company on July 20, 2005, at the Company’s offices in Norman, Oklahoma for the purposes of (a) electing three members of the Board of Directors, (b) considering the approval of the reincorporation of the Company as a Delaware corporation under the name “Dirt Motor Sports, Inc.”, and considering the approval of the Company’s 2004 Long Term Incentive Plan.
     The following directors were elected at the Meeting:
Paul A. Kruger
Daniel W. Rumsey
Lyle W. Miller
     Each of the foregoing directors received the vote of shareholders holding 9,899,805 shares of our common stock in favor of the election of the foregoing directors, and no votes were cast against or withheld with respect to their election. No other shares of the Company’s outstanding securities were entitled to vote in the election of directors.
     The reincorporation of the Company in Delaware under the name “Dirt Motor Sports, Inc.” and Long Term Incentive Plan each received the vote of shareholders holding (a) 9,899,805 shares of our common stock, (b) 6,883 shares of our Series B preferred stock, and (c) 2,500 shares of our Series C preferred stock in favor of each of these matters and, no votes were cast against or withheld with respect to either matter. No other shares of the Company’s outstanding securities were entitled to vote in either of the foregoing matters.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     The following documents are filed as part of this report:
(a) Exhibits

2.1	Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

4.1	Series B Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.3	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.4	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.5	Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.7	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.8	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.9	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.10	Form of Series A Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

10.1	Form of Promissory Note dated January 13, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on January 19, 2005)

10.2	Asset Purchase Agreement, dated as of June 7, 2005, by and among Volusia Operations, LLC, Volusia Speedway, Inc. and Richard F. Murphy. (Incorporated by reference to exhibit 10.1 if the Company’s current report on 8-K filed with the Commission on July 7, 2005)

10.3	Form of Promissory Note dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.2 of the Company’s current report on 8-K filed with the Commission on July 7, 2005)

10.4	Form of Mortgage dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.3 of the Company’s current report on 8-K filed with the Commission on July 7, 2005)

10.5	Form of Security Agreement dated June 30, 2005, by and between Volusia Operations, LLC and Richard F. Murphy. (Incorporated by reference to exhibit 10.4 of the Company’s current report on 8-K filed with the Commission on July 7, 2005)

10.6	Form of Guaranty dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. for the benefit of Richard F. Murphy. (Incorporated by reference to exhibit 10.5 of the Company’s current report on 8-K filed with the Commission on July 7, 2005)

10.7	Form of Promissory Note dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on July 8, 2005)

10.8	Form of Warrant dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.2 of the Company’s current report on 8-K filed with the Commission on July 8, 2005)

10.9	Securities Exchange Agreement dated July 26, 2005, by and between Mr. Paul A. Kruger and Dirt Motor Sports, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on July 26, 2005)

10.10	Business Relationship Termination Agreement dated August 9, 2005, by and among Dirt Motor Sports, Inc., a Delaware corporation, Bobby P. Hartslief, Renee Hartslief, Cale Henry Hartslief, Tess Jordan Hartslief and Paul A. Kruger. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on August 10, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian Carter *

32	Section 1350 Certification of Paul A. Kruger and Brian Carter *

*	Filed herewith
(b) Reports on Form 8-K:
The Company filed the following reports on Form 8-K during the quarter ended June 30, 2005:
(1)	Form 8-K filed on April 5, 2005 reporting under items 1 and 9, the issue and sale of Series B and C Convertible Preferred Stock.

(2)	Form 8-K filed on June 30, 2005 reporting under items 1, and 9, the entry into a material definitive agreement for the acquisition of substantially all the assets of Volusia Speedway Park, Inc.

(3)	Form 8-K filed on June 30, 2005 reporting under items 1, and 9, the entry into a material definitive agreement for the creation of a direct financial obligation for an aggregate principle of $4,000,000.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRT MOTOR SPORTS, INC. (Registrant)
Date: August 15, 2005	/s/ Paul A. Kruger
Paul A Kruger, Chief Executive Officer

Date: August 15, 2005	/s/ Brian Carter
Brian Carter, Chief Financial Officer