Form 10KSB
period 2005-09-30
DIRT MOTOR SPORTS, INC.
filed 2005-12-29
CIK 793041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
0-18045
(Commission file number)
Dirt Motor Sports, Inc.
(Exact name of small business issuer in its charter)

Delaware	84-0953839
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
2500 S. McGee, Suite 147, Norman, Oklahoma 73072
(Address of principle executive offices) (Zip Code)
Issuer’s telephone number, including area code: (405) 360-5047 or (877) 5-RACING
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None
Name of each exchange on which registered: N/A
Securities registered pursuant to Section 12(g) of the Act:
Title of each class: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☑ Yes ☐ No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year: $12,534,099
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 21, 2005: $40,629,972 (at a closing price of $5.90 per share).
As of December 21, 2005, 11,720,554 shares of the issuers, $.0001 par value common stock were outstanding.
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No
Transitional Small Business Disclosure Format (Check One): ☐ Yes ☑ No

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS
This Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-KSB that address activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future revenues, the Company’s ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company’s performance on its current contracts and its success in obtaining new contracts, the Company’s ability to attract and retain qualified employees, and other factors, many of which are beyond the Company’s control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.
PART I
Item 1. Business
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
We are a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate 6 dirt motorsports tracks (4 are owned and 2 facilities are under short term lease agreements) in New York, Pennsylvania and Florida. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT Motorsports, United Midwestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series and we expect to sanction races at nearly 200 tracks across the United States and Canada.
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
On June 30, 2005, the Company acquired substantially all of the assets of Volusia Speedway Park, Inc., (“Volusia Speedway”).
We are continuing to focus our efforts as a dirt track style racing and sports entertainment company that seeks to acquire and operate motor sports sanctioning bodies and venues.
The company has sixty-five (65) full-time employees.
Motor Sports Industry
Motor sports are among the most popular and fastest-growing spectator sports in the United States, with annual attendance at all U.S. motor sports events exceeding 20 million people. The Company believes that the impetus for growth in this industry has been the growing popularity of NASCAR, due to increased broadcast network television exposure.

The motor sports racing industry consists of several distinct categories of auto racing, each with its own organizing body (sanctioning body), with corresponding sanctioned events. Sanctioning bodies are responsible for all aspects of race management required to conduct a racing event, including: regulating racing, drivers, safety and teams, providing officials to ensure fair competition, and administering the race and series purses and other prize payments. Sanctioning bodies typically derive revenues from merchandising, race sponsorships, television distribution, and membership fees. During the 2004 racing season, approximately $2.0 billion was spent on corporate sponsorships in the motor sports industry, according to IEG Sponsorship Report, Chicago.
Of the sanctioning bodies in the United States, NASCAR, IRL, NHRA, and Grand Am are among the more well known. The largest auto-racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by the National Association of Stock Car Auto Racing (NASCAR). Until roughly ten years ago, NASCAR events and viewership were predominately confined to the southeastern part of the US. Today, NASCAR races are held, and viewers hail from, all over the country.
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
Today, there are over 800 dirt racing tracks in the United States and in excess of 25,000 drivers who actively race on dirt tracks. There are numerous sanctioning bodies for this type of racing, and races are generally classified according to car types, including: modified, super modified, sportsman, late models and sprint cars. Among dirt-track style racing sanction bodies, World of Outlaws and DIRT Motorsports are the best known. Currently the sponsorship for dirt track racing consists primarily of regional sponsors.
General Business Plan
Our general business plan is to acquire and operate motor sports sanctioning bodies and venues and seek to “nationalize” dirt-track style motor racing. We believe that much of the current success of motor sport racing is due to the efforts of NASCAR in consolidating, marketing and promoting its stock car races, and our current strategy is to utilize this model for dirt-track style racing. Under this business model, we anticipate revenues from the primary sources that typically generate revenue for motors sport sanctioning bodies: (1) sanctioning fees; (2) merchandise sales and licensing fees; (3) sponsorships; (4) television and electronic media distribution rights; (5) membership fees; and (6) event ticket sales.
Sanctioning Fees
Race sanctioning bodies sanction racing events at various venues in exchange for fees from track operators and race promoters. Because a sanctioned racing event typically draws greater fan attendance, track operators and racing promoters will generally seek to have their event sanctioned. Our sanctioning fees for our touring series range from $2,500 to $50,000 per event depending on several variables, including: size of race, race venue, revenue sharing with the track owner or promoter, race purses and other prizes.
Merchandise Sales and Licensing Fees
The growing popularity of motor sports events, has resulted in substantial revenue growth for officially licensed racing-related merchandise. For example, retail sales of apparel, souvenirs, collectibles, and other merchandise licensed by NASCAR drivers, teams, and track operators/promoters has climbed to approximately $2.1 billion in 2004 from approximately $800 million in 1990. Following the NASCAR business model, we believe that there is a substantial merchandising revenue potential for our dirt-track style race sanctioning bodies.
Sponsorships
Drawn to the sport by the attractive economics and strong brand loyalty of the fans, sponsors are very active in all aspects of auto racing. Sponsors directly support both racing teams, through the funding of certain costs of their operations, and sanctioning bodies for the use of official trademarks and logos, and also actively seek advertising exposure through television and radio coverage, newspapers, race programs, brochures, and advertising at the track on the day of the race. In addition, sponsors also support track operators by paying fees associated with the naming of events and at premier racing events such as the Daytona 500, it is not uncommon to have multiple official corporate sponsors. During the 2004 racing season, approximately $2.0 billion was spent on corporate sponsorship in the motor sports industry, according to IEG Sponsorship Report, Chicago. Based upon current industry dirt-track operations, we believe that sponsorship revenues will be a significant source of our potential revenues.
Television and Electronic Media Distribution Rights
Increased exposure to sanctioned events generally leads to increased revenues from sponsorships and other forms of advertising in addition to the revenues generated from licensing the broadcast and distribution rights for the events. Thus, we believe that to obtain the greatest exposure for its events and the highest value in sponsorship rights, the Company must promote its sanctioned events though television and other electronic media distribution. To this end, we will seek broadcast and media distribution partners. We expect to model these efforts after NASCAR which saw a twenty-nine percent increase in television viewership in 2002. In 2003, we entered into an agreement with The Outdoor Channel which extends through December 31, 2006. The agreement states that the production of a minimum of 27 one hour tape delayed World of Outlaws Sprint Series race programs per year will be produced at the expense of The Outdoor Channel. In 2005, The Outdoor Channel actually produced 41 programs.
Membership Fees
In order for a motor sport racing team to compete in sanctioned races, the teams must first pay membership fees to the sanctioning body for that race. These fees typically increase with the popularity of race series and serve to pay for costs associated with running a sanctioning body. Our membership fees range from $50 to $150 per individual, depending on several variables, including the ability of the Company to successfully promote the races it sanctions.
Event Ticket Sales
Track owners and promoters make a large portion of their revenues from event ticket sales. The prices charged range from $10 to $100 depending on several variables, including: size of race, race venue, popularity of the drivers, teams and overall racing series. The Company will only receive revenues from event ticket sales at tracks it owns or leases.
Current Activities
Management is currently considering additional acquisitions of tracks and sanctioning bodies to increase the Company’s market share of dirt track racing events and, thereby, improve the Company’s economies of scope and position among competitors. These potential acquisitions range from small, single-track asset purchases to large scale event sanctioning bodies that fit the Company’s business model. Some of these acquisitions will be subject to raising additional equity or debt financing.
DIRT Motorsports New York
DIRT Motorsports New York was founded 34 years ago and is the country’s largest dirt-racing sanctioning body for Big Block Modified, 358 Modified, and Sportsman classes. The sanctioning body’s premier race, the Eckerd 200 held at the New York State Fairgrounds in Syracuse, New York, celebrated its 34th anniversary in October 2005, and drew approximately 50,000 in attendance. Each year, DIRT Motorsports sanctioned races are held at nearly 40 DIRT Motorsports affiliated tracks situated throughout the Northeastern U.S. and Canada.
DIRT Motorsports is also the only dirt-track style race sanctioning body to boast an in-house television production department. This department produces, syndicates and distributes live and taped productions of the DIRT Racing Series and the World of Outlaw Series. This racing series is presently seen on The SPEED Channel and DIRTVision.com™. DIRT Motorsports races are also carried on cyber series coverage with live audio and video on the World Wide Web during every Modified Super DIRT Series race.
World of Outlaws, Inc.
World of Outlaws is an internationally recognized sanctioning body for dirt-track style racing and has been the leading name in Sprint Car Racing for the past 25 years. The early days of Sprint Car racing saw drivers crisscrossing the country in search of the highest paying races they could find. At that time there were no rules governing when, where, or how they raced. Thus they were dubbed the “Outlaws.” Today World of Outlaws sanctioned races give fans some of the most exciting wheel-to-wheel racing on dirt in the world, while emphasizing safety and sportsman-like conduct in pursuit of victory.
Sprint car racing is a uniquely American form of motor sport, spawned during the early 20th century at fairground horse tracks, where it is still popular today. It was once considered a stepping-stone to the Indianapolis 500 before the arrival of rear-engine Indy cars in the early 1960’s; and sprint car racing has maintained its place in the American culture. Unlike other forms of racing, sprint car racing rules are generally uniform across the country.
This year, World of Outlaws held 94 sanctioned races at over 50 dirt tracks throughout the United States and three additional races in Australia. Eight of the 94 World of Outlaws races in 2005 where held in connection with NASCAR Nextel Cup weekends or the IRL weekends to capitalize on the popularity of NASCAR and IRL.
Competition
There are more than 280 race sanctioning bodies and special events promoters listed in the National Speedway Directory and motorsports are the fastest-growing major spectator sport in the United States. DIRT faces competition on three levels: (1) other dirt track sanctioning bodies, (2) pavement race sanctioning bodies, and (3) on a more generic scale, other entertainment venues.
The World of Outlaws Late Model Series is one of three national late model touring series. The second is the Xtreme Dirt Car Series which featured 26 races in 16 different states in 2004. We purchased the Xtreme Dirt Car Series as part of the UMP acquisition on December 2, 2004. The Late Model Series also faces competition from smaller regional and local races.
The World of Outlaws Sprint Series is the only national sprint car touring series. There are other regional and local races; however, we create our sprint series schedule taking into account competing venues.
The DIRT Modified Series is the largest regional touring series of big block modifieds. Though primarily held in the Northeastern states, the DIRT Modified Series has a national presence due to broadcast coverage on The SPEED Channel. There are no national big block modified touring series.
Our dirt track style racing series also face competition from pavement racing series including NASCAR, IRL, USAC and CART. Dirt track racing is often a training ground for pavement drivers. Jeff Gordon, Tony Stewart, Kasey Kahne, Ryan Newman and Carl Edwards are among those current NASCAR drivers who began their racing careers on dirt tracks. While there is cross-over between audiences, many fans appreciate the level of passing and action on a dirt track that is not always evident with pavement venues.
Finally, on a third level, our racing series face competition from other entertainment venues during the racing season. The deciding factors among competing venues often include ticket prices, specific driver/team appearances at an event, location and weather conditions.
We believe that the Company has established strong recognizable brands within the dirt track industry. In order to continue to build these brands we will not only focus efforts on sponsorship and broadcast opportunities, but target future fans in order to successfully compete with other motor sports and entertainment venues.
Certain Risks
The Company’s business is subject to numerous risk factors, including the following:
We may not have sufficient capital to successfully affect our business strategy.
We will need to obtain additional financing to implement our business plan and acquisition strategy. If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced. Our success may be determined in a large part by our ability to obtain additional financing, and we can give no assurance that we will be successful in obtaining adequate financing on favorable terms, if at all. The absence of financing will impair our ability to implement our business plan. In all likelihood we will issue additional shares of common stock or securities convertible into such shares in the future. Any such shares issued would further dilute the percentage ownership of our common stock held by our shareholders.
We have a limited operating history. As a result, evaluating our current business model and prospects may be difficult.
We began operations in February 2004 with the acquisition of World of Outlaws. Since then we have completed the acquisition of DIRT, UMP, LSI, MARS and Volusia Speedway. Thus, we have only a limited operating history with which you can evaluate our current business model and our prospects, and our historical financial data may be of limited value in evaluating our future revenue and operating expenses.
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
Possible impairment of goodwill
Our failure to meet projected revenue and earnings could result in the impairment of goodwill incurred in connection with various acquisitions of existing operations. As of September 30, 2005, the Company had $10,320,538 in goodwill which was incurred in connection with the acquisition of the World Of Outlaws, DIRT, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 goodwill attributed to the purchase of UMP series was impaired by $2,218,171. Goodwill attributed to the purchase of World of Outlaws was impaired by an additional $2,027,248. Goodwill attributed to the purchase of DIRT was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005.
Our success depends in part upon sales of our racing series and racing events.
Our business model depends, in part, on our ability to attract and maintain sponsorships for our racing series and racing events. A sponsor’s willingness to continue their relationship with us is subject to many risks beyond our control, including:
Competition for advertising and promotional dollars; General market and industry conditions that may affect our sponsors; and the introduction and success of competition for new racing events and racing series.
In the event we are not able to attract new sponsors or retain current sponsorships, we could experience revenue shortfalls.
Our executive officers, directors and principal stockholders have substantial influence over us.
As of December 21, 2005, our executive officers, directors and principal stockholders together beneficially own approximately 93% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
Our success depends on a number of factors, many of which are beyond our control. These factors include (1) the attendance at our racing events; (2) capital expenditures and other costs relating to the expansion of operations, (3) changes in our pricing policies and those of our competitors, (4) the number of racing event scheduled during the quarter, (5) weather that may effect attendance or cause us to cancel or postpone our racing events, (6) changes in operating expenses, (7) changes in strategy, (8) personnel changes, (9) the introduction of competitive racing events, (10) the timing and effect of potential acquisitions, and (11) other general economic factors.
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
We may acquire companies or enter into joint ventures. If we are unable to integrate these acquisitions with our existing operations, we may not receive the intended benefits of the acquisitions. Also, acquisitions may subject us to unanticipated liabilities or risks. Any acquisition or joint venture may temporarily disrupt our operations and divert management’s attention from day-to-day operations. If we make future acquisitions, we may incur debt or issue equity securities to finance the acquisitions. The issuance of equity securities for any acquisition could cause our shareholders to suffer significant dilution. Also, our profitability may suffer due to acquisition-related expenses, additional interest expense or amortization costs for acquired goodwill and other intangible assets and operating losses generated by the acquired entity or joint venture. Acquisitions and joint ventures that do not successfully complement our existing operations may harm our business.
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
As of December 21, 2005, we had 11,720,554 shares of common stock. In addition, as of September 30, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock and we had warrants exercisable for 9,282,525 shares of common stock outstanding. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.
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
No Dividends.
We have not paid any dividends on our common stock to date, and have no plans to pay any dividends on our common stock for the foreseeable future. Further, so long as shares of our Series B and C are outstanding, we may not pay any dividend on our common stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of Series B and C.
We can give no assurance that we will ever pay any dividends in respect of our common stock.

Item 2. Property
The following table sets forth current information relating to each of our track facilities:

		Approximate
		number of
		grandstand	Approximate	Track
Track Name	Location	seats	acreage	length
Cayuga County Fairgrounds	Weedsport, New York	3,000	80	3/8 mile
Rolling Wheels Raceway	Elbridge, New York	5,500	90	5/8 mile
Lernerville Speedway	Sarver, Pennsylvania	8,000	112	1/2 mile
Volusia County Speedway	Barberville, Florida	6,500	90	1/2 mile
Cayuga County Fairgrounds
The Cayuga County Fairgrounds property in Weedsport, New York includes a 3/8 mile dirt track with grandstand seating capacity for 3,000 and an observation deck with capacity for 200.
The property also includes a 4,400 square foot Hall of Fame and Classic Car Museum holding vintage and classic race and muscle cars. The museum also houses the hall of fame, honoring past successful drivers in the northeast area. A gift shop, video screening room and workshop/garage are also included in the museum facility.
The approximately 80 acres include a horse stable, adjoining show ring, cattle barn, 6-bay maintenance garage, 6 concessions buildings, guest bathroom/shower facility, driver bathroom/shower facility, pit shack, officials’ tower with 4 VIP suites, ticket office, 3,500 square foot warehouse, 400 square foot first aid station, parking area and camping area. In addition, the property includes a multi-use facility housing a video production studio, conference room and fair offices and a 2,500 square foot main office building.
Rolling Wheels Race Track
The Rolling Wheels Race Track property in Elbridge, New York includes a 5/8 mile dirt track with grandstand seating capacity for 5,500 and an observation deck with capacity for 400. The facility includes 8 luxury skyboxes, VIP pavilion, officials’ tower, 3 concessions buildings, infield building, modern restroom facilities, and an office/ticket booth. The track and associated property covers approximately 90 acres with room for parking and a drive-in camping area overlooking the speedway.
Lernerville Speedway
The Lernerville Speedway property in Sarver, Pennsylvania includes a 1/2 mile dirt track with grandstand seating capacity for 8,000 and a VIP skybox with capacity for 50. The facility includes an official’s tower, 3 concessions buildings, infield building, 2 restroom facilities and 4 ticket booths. The associated property covers approximately 112 acres with room for parking and includes 2 single-family dwellings, at 1,440 and 1,960 sq. foot, respectively. One of these is currently leased on a month-to-month basis and the other is used for staff housing for events promoted by the Company. Additionally, the property includes a 7,600 square foot storage building and a 5,800 square foot warehouse with approximately 20% of this used as office space.
Volusia County Speedway
The Volusia County Speedway property in Barberville, Florida includes a 1/2 mile dirt track with grandstand seating capacity for 6,500 and VIP skybox with capacity for 30. The facility includes an official’s tower, 3 concessions, infield building, restroom facilities and 4 ticket booths. The associated property covers approximately 90 acres with room for parking and a camping area. Additionally, the property includes dirt track for go-cart racing. In addition, the property includes a 1,000 square foot garage.
Norman, Oklahoma Corporate Office
The Norman, Oklahoma corporate office is leased on a month-to-month basis, $13,041 per month for approximately 10,175 square feet of furnished office space. The management of all merchandising activities, video production management, accounting and corporate management are conducted from this facility. Additionally, all operations management, including race and technical operations, marketing and media/public relations activities are conducted from this facility.
UMP Office
The UMP office is leased on a one-year term, $500 per month for approximately 480 square feet of office space. All regional UMP operations management activities are conducted from this facility.

MARS Office
The MARS office is leased on a month-to-month basis, $400 per month for approximately 600 square feet. All regional MARS operations management activities are conducted from this facility.
Leased Racing Facilities
In addition to its owned racing facilities, the Company leases two racing facilities, the Canadaigua Speedway and the Syracuse Fairgrounds Race Track.
The Canadaigua Speedway is leased on an annual basis, $22,000 per year, through November 1, 2006. The track is located at the Ontario County Fairgrounds in Canadaigua, Ontario County, New York.
The Syracuse Fairgrounds Race Track is leased for the Super Dirt Week series of races held annually during October. The track is located in Syracuse, New York. The track is leased on a year-to-year basis for one week per year at a rental rate of $110,000.
Item 3. Legal Proceedings
We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
A Special Meeting in lieu of the Annual Meeting of Shareholders was held by the Company on July 18, 2005, at the Company’s offices in Norman, Oklahoma for the purposes of (a) electing three members of the Board of Directors, (b) considering the approval of the reincorporation of the Company as a Delaware corporation under the name “Dirt Motor Sports, Inc.”, and (c) considering the approval of the Company’s 2004 Long Term Incentive Plan.
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

	Quarterly Common Stock Price Ranges
	for the Year Ended September 30,
	2005		2004
Quarter	High	Low	High	Low
1st	5.50	3.50	5.00	2.25
2nd	5.60	4.25	4.00	2.75
3rd	5.60	4.00	2.90	1.20
4th	6.00	3.80	4.50	1.50
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
Recent Sales of Unregistered Securities
Set forth below is information regarding the issuance and sales of the company’s securities without registration for the past three (3) years from the date covered by this Report. No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.
Boundless Merger
On July 31, 2003, we issued 13,461,200 shares of our common stock in connection with the merger of Boundless Motor Sports Racing, Inc., a Nevada corporation, with TEI Acquisition, Inc., our wholly-owned subsidiary. Under the merger agreement, each of the 13,461,200 outstanding shares of capital stock of Boundless were converted into the right to receive an aggregate of 13,461,200 shares of our common stock and Boundless became our wholly-owned subsidiary. After the merger, we changed our name from “The Entity Inc.” to “Boundless Motor Sports Racing, Inc.” and Boundless changed its name from “Boundless Motor Sports Racing, Inc.” to “Boundless Track Operations, Inc.”
The structure of the Boundless merger agreement was determined through negotiations between Boundless and us. No material relationship existed between Boundless and their shareholders and us, or any of our affiliates, directors, or officers, or any of our officer’s or director’s associates.
GPX Partners, L.L.C.
On July 31, 2003, we issued 1,465,200 shares of our common stock in connection with the merger of GPX Partners, LLC with GPX Acquisition, Inc., our wholly-owned subsidiary. Under the merger agreement all of GPX’s outstanding membership interests were converted into the right to receive an aggregate of 1,465,200 shares of our common stock and GPX became our wholly-owned subsidiary.
The structure of the GPX merger agreement was determined through negotiations between GPX and us. No material relationship existed between us and GPX or its members, or any of our affiliates, directors, or officers, or any of our officer’s or director’s associates.
Finger Lake International
On August 13, 2003, we entered into an agreement to acquire substantially all of the assets of Finger Lake International, Inc., a New York corporation, for a purchase price of $1,650,000, of which $750,000 was to be paid in shares of our common stock.
On October 3, 2003, we amended the purchase agreement and in connection with this amendment paid to Finger Lake 250,000 shares of our common stock, to be applied toward the total purchase price of the assets to be purchased.
Effective May 24, 2004, we terminated the original purchase agreement and acquired the assets of Finger Lake under a new purchase agreement. In exchange for the assets and real property acquired, which consisted of a motor sports racing track located in New York, we paid to Finger Lake (a) cash in an aggregate of $1,000,000, and (b) and additional 50,000 shares of our common stock.
The structure of the original asset purchase agreement was determined through negotiations between Finger Lake and us. Prior to the original asset purchase agreement, no material relationship existed between us and either Finger Lake or its shareholders, or any of our affiliates, directors, or officers, or any of our officer’s or director’s associates.
Cayuga Race Track
On August 13, 2003, we entered into an agreement with Mr. Glenn Donnelly to acquire a race track facility in Cayuga County, New York, for a purchase price of $4,300,000, of which $2,150,000 was to be paid in shares of our common stock.
On October 3, 2003, we amended the purchase agreement and in connection with this amendment paid to Mr. Donnelly 716,667 shares of our common stock, to be applied toward the total purchase price of the racing facility. We closed on the purchase agreement and acquired the race track facility on August 31, 2004.
The structure of the purchase agreement was determined through negotiations between Mr. Donnelly and us. No material relationship existed between us and Mr. Donnelly, or any of our affiliates, directors, or officers, or any of our officer’s or director’s associates.
United Midwestern Promoters
On November 30, 2004, the Company issued 164,384 shares of unregistered common stock and warrants to purchase 40,000 shares of the Company’s common stock in connection with the UMP acquisition as described in Note 4 above. The stock was valued at $600,000 and the warrants were valued at $132,187.
Debt
On June 30, 2005, the Company issued warrants to purchase 774,000 shares of the Company’s common stock in connection with the issuance of $4 million in promissory notes. The warrants were valued at $3.4 million.
Stock Grants
On December 23, 2004, the Company issued 45,000 shares of unregistered common stock as employee stock grants. The stock was valued at $.20 per share and was charged against the current period’s operations.
Preferred Stock
Series A
On July 30, 2004, the Company issued 4,790.37 shares of its Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,832,297 shares of its common stock, $0.0001 par value per share (the “Series A Warrants”).
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
Series B
On February 25, 2005, the Company entered into a Series B Convertible Stock Purchase Agreement pursuant to which the Company issued and sold 1,333.33 shares of its newly designated Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”) and warrants to purchase 666,667 shares of our common stock, $0.0001 par value per share (the “Series B Warrants”), for an aggregate purchase price of $4,000,000, which consisted of $3,300,000 in new investment and the conversion of $700,000 of outstanding debt into Series B Stock. Effective March 31, 2005, the Company sold an additional 333.33 shares of Series B Convertible Preferred Stock and issued warrants to purchase 333,333 shares of our common stock for an aggregate purchase price of $1,000,000.
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
On March 30, 2005, the Company entered into an Exchange Agreement with the holders of the Series A Stock pursuant to which the holders of the Series A Stock exchanged each outstanding share of Series A Stock for one share of Series B Convertible Preferred Stock. The Series A Stock was convertible into an aggregate of 5,216,151 shares of common stock, representing a conversion price of $2.70 per share. The Series B Convertible Stock converts into 5,216,151 shares of the Company’s common stock representing a conversion price of $3.00.
Series C.
On February 25, 2005, the Company entered into a Series C Convertible Stock Purchase Agreement pursuant to which the Company converted common stock purchase warrants to purchase 4,000,000 shares of common stock at $0.001 per share into 2,125 shares of a newly designated Series C Convertible Preferred Stock with a stated value of $6,250,000, which shares are convertible into 2,125,000 shares of common stock, and Series C Warrants to purchase an additional 1,500,000 shares of common stock at an exercise price of $5.00 per share. The Company recorded the issuance of the Series C Convertible Preferred Stock as a dividend to the holders of the Series C Convertible Preferred Stock equal to the stated value of the preferred stock. A portion of the stated value was recorded as a decrease to additional paid in capital for the retirement of the warrants to purchase 4,000,000 shares of common stock at $0.001

Financial Advisors
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
The foregoing shares were issued in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales. Other than the securities mentioned above, we have not issued or sold any securities.
As of December 21, 2005, there were 11,720,554 shares of our common stock outstanding held by approximately 430 stockholders of record.
We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Further, so long as shares of our Series B and C are outstanding, we may not pay any dividend on our common stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of Series B and C.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-KSB that address activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future revenues, the Company’s ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company’s performance on its current contracts and its success in obtaining new contracts, the Company’s ability to attract and retain qualified employees, and other factors, many of which are beyond the Company’s control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.
The Company was a development stage company until February 4, 2004. Thus, no ongoing operations were conducted and no revenues were generated during the period ended September 30, 2003. Operating expenses incurred were general and administrative expenses associated with maintaining the Company while the aforementioned acquisitions were pursued.
Quantitative and Qualitative Disclosures About Market Risk
Our business is currently principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.
Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.
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
Effective August 6, 2004, the Company, through Boundless Racing, consummated the acquisition of all of the outstanding shares of capital stock of Dirt, pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended. In exchange for the outstanding capital stock of Dirt, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remained unpaid and based upon the final accounting was expected to ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, paid to Mr. Donnelly in October 2003. The Company also incurred $221,308 of costs relating to the acquisition. The Shares issued to Mr. Donnelly in connection with the acquisition of Dirt were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended.
During the year ended September 30, 2005 the Company resolved the contingent purchase amount which ultimately released the Company from any further obligations for the purchase price. As a result the Company reduced its accrued liabilities and goodwill by $925,000 during the current period.
On August 31, 2004 the Company consummated the acquisition of the Cayuga County race track. In exchange for the assets and real property acquired, which consisted of the Cayuga County motor sports racing track located in Cayuga County, New York, the Company paid $2,293,333 consisting of (a) cash of $2,150,000, and (b) 716,667 shares of the Company’s common stock which were previously paid and credited toward the purchase price.
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

United Midwestern Promoters Motorsports, LLC
Effective November 30, 2004, the Company, entered into and consummated a Membership Interests Purchase Agreement by and among UMP, and its members, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., and Lebanon Valley Auto Racing Corp. (the “ UMP Purchase Agreement”), pursuant to which the Company acquired all of the outstanding membership interests in UMP, in exchange for an aggregate purchase price of $2,400,000, of which, $200,000 was previously paid under the terms of a letter of intent among the parties, $1,600,000 was paid in cash at closing, and the remaining $600,000 was satisfied through the issuance of 164,384 shares of the Company’s common stock. In addition, at closing the Company issued to certain members of UMP warrants to purchase an aggregate of 40,000 shares of the Company’s common stock for $3.65 per share. These warrants were valued at an aggregate amount of $132,187 based on Black-Scholes modeling of the fair market value of the warrants at the time of issuance.
UMP is a dirt track race sanctioning body, and as such, sanctions races for both late model and open wheel modified cars. UMP assets include its agreements with drivers competing in its races, and sponsorship agreements with racing event sponsors. Under the terms of the UMP Purchase Agreement, if the average closing price of the Company’s common stock for the ten-trading days immediately preceding the one-year anniversary of the date of the closing of the acquisition (the “Average Anniversary Price”) is less than $3.65 per share, then the Company shall, at its sole election, either (a) issue additional shares of its common stock equal to the difference between: (i) $600,000 divided by the Average Anniversary Price, less (ii) 164,384, or (b) purchase the 164,384 shares at a purchase price of $3.65 a share.
The UMP acquisition amount was allocated as follows based on the preliminary determination of fair values:

Cash paid for acquisition	$1,800,000
Value of stock issued	600,000
Value of warrants issued	132,187
Accrued points fund	443,200
Accounts payable assumed	355,000
Accrued closing costs	125,443

$3,455,830

Allocation to goodwill	$3,056,330
Allocation to land, buildings and equipment	99,500
Allocation to trademarks	100,000
Allocation to contract rights	200,000

$3,455,830

As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc. (“NVE”) sponsorship agreement (the “NVE Agreement”). The NVE Agreement commenced in 2004 and was amended in 2005. Future sponsorship commitments under the NVE Agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$750,000
2006	950,000

Total	$1,700,000

In addition, sponsorship revenues were to include 10% of gross revenues for sales of NVE products sold at tracks and additional retail outlets established by the Company.
The Company began to experience collection delays in amounts due from NVE during the year ended September 30, 2005 and NVE has filed for protection under the bankruptcy laws of New Jersey. Additionally, future collections under the agreement are uncertain and as such, the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the financial statements as of and for the year ended September 30, 2005.
UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the 12 months ended November 30, 2004, UMP received $532,000 in sponsorship revenues from this tire company and $416,000 in 2005. These tire sponsorship agreements expire in 2007.
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
The terms of the Lernerville Agreement require Boundless Racing to pay a total purchase price of $3,240,000 for the Assets. The purchase price is payable by Boundless Racing as follows:
(a)	$500,000 was paid at the closing of the transactions under the Lernerville Agreement;

(b)	$110,000 was paid on May 30, 2005;

(c)	$110,000 was paid on October 30, 2005;

(d)	$110,000 will be payable on or prior to May 30, 2006;

(e)	$110,000 will be payable on or prior to May 30, 2007; and
the remaining $2,300,000 is payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.
The four $110,000 payments described above, as well as the promissory note, are secured by a mortgage on the Lernerville Speedway facility, and are guaranteed by the Company.
The Lernerville acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$500,000
Notes payable issued	2,300,000
Mortgage notes payable issued	440,000
Direct transaction costs	138,249

Total purchase price	$3,378,249
Land	(1,124,800)
Building & improvements	(1,590,000)
Vehicles and other operating assets	(104,000)

Excess of cost over fair value of net identifiable assets (goodwill)	$559,449

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
The Volusia Speedway purchase consideration was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)

Buildings & equipment	(926,393)

Results of Operations — Impact of Seasonality and Weather on Quarterly Results
In 2005, we conducted 94 World of Outlaw Sprint Series races, 48 World of Outlaw Late Model Series Races, 28 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series. Most of these events occurred in the period from March to November each year. As a result, our business has been, and is expected to remain, highly seasonal.
The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to reduce operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the year ended September 30, 2005 are not indicative of results that may be expected for the entire year because of such seasonality.
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
Results of Operations — Comparison of Years Ended September 30, 2005 (“2005”) and 2004 (“2004)
The overall increase in our revenues and expenses from 2004 to 2005 is due to our emerging from development stage and the commencement of operations on February 4, 2004. At September 30, 2004 we had 22 employees and at September 30, 2005 we had 65 employees.

Revenues — Our total revenues increased from $3.6 million in 2004 to $12.5 million in 2005.
Race sanctioning and event fees revenue increased from $1.9 million in 2004 to $6.8 million in 2005. This increase is due primarily to an increase in the number of events that we co-promoted during the period and is expected to increase in 2006 as the number of scheduled races increases. The increase was due in part to an increase in the number of scheduled events in our primary touring series and an increase in the sanctioning fees and drivers purse monies collected for each event in 2005 as compared to 2004. The increase in the number of events and increased sales per event resulted in increased merchandise and race equipment sales and other revenues. During 2005 we generated $2,829,000 in admission fees and ticket sales. We expect these revenues to increase in 2006 as racing begins at the recently acquired Volusia track. In 2004, we generated $519,000 in admissions revenue. Our sponsorship and advertising revenues increased from $327,000 in 2004 to $1,390,000 in 2005. This increase is due to our tire and fuel sponsorship agreements, our sponsorship agreement with NVE Pharmaceuticals, Inc., and other sponsorship revenues. We expect any decrease caused by the loss of NVE will be offset by new sponsors in 2006. Sales of merchandise increased over $500,000 from $615,000 in 2004 to $1,139,000 in 2005.
Operating expenses — Our operating expenses increased from $10.3 million in 2004 to $26.8 million in 2005.
Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $3.3 million in 2004 to $14.6 million in 2005. In 2005 and 2004, we incurred $7.1 million and $1.2 million respectively in fees paid to drivers as purse/prizes or attendance fees. In 2005 and 2004, we incurred expenses of $2.1 million and $916,000 respectively for the accumulation of the year-end 2005 drivers’ points funds.
Sales and marketing — Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased from $319,000 in 2004 to $1.3 million in 2005. Sales and marketing expense in 2005 includes $200,000 of amortization and impairment expenses recorded in connection with our contract with NVE.
Merchandise operations and cost of sales — Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales increased from $355,000 in 2004 to $937,000 in 2005. Increases in these expenses correspond with the increased number of events and merchandise sales. Gross margins decreased from 55% in 2004 to 47% in 2005, due mainly to our acquisitions and the fact that we owned and operated the World of Outlaws series and Dirt. Merchandise margins were down from 2004 due to increases in labor and travel related to staffing for new merchandise kiosks.
General and administrative — Our general and administrative expenses increased from $2.5 million in 2004 to $3.4 million in 2005. This increase is due to the addition of administrative staff and increased professional fees during the period.
Depreciation and amortization — Depreciation and amortization expense increased from $91,000 in 2004 to $511,000 in 2005 due to an increase in assets as a result of the acquisitions described herein.
Interest expense, net — Interest expense increased from $1.0 million in 2004 to $5.4 million in 2005 due mainly to the non-cash amortization of the discount recorded in connection with the beneficial conversion rights in the $2.0 million note payable issued in 2004 and discount recorded for the value assigned to warrants issued in conjunction with $4.0 million in promissory notes issued on June 30, 2005. The amortization of these discounts accounted for approximately $4.8 million of interest expense during the year. These discounts were both fully amortized at September 30, 2005.
Liquidity and Capital Resources
At September 30, 2005, the Company had negative working capital of $2.8 million. The Company generated $12.5 million in revenues during the year ended September 30, 2005; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits during the year ended September 30, 2005 has been from issuance of preferred stock and notes payable.
During the year ended September 30, 2005, the Company used $8.9 million in operating activities primarily the result of a net loss of $19.7 million and a net use of cash of $0.9 million in working capital changes, which was partially offset by non-cash interest and discount amortization of $5.1 million goodwill impairment of $6.0 million and depreciation of $0.5 million.
During the year ended September 30, 2005, the Company used $8.8 million in investing activities primarily in connection with the acquisition of UMP, MARS, LSI and Volusia Speedway.

During the year ended September 30, 2005, financing activities provided $13.4 million, primarily through the issuance of $5.0 million of Series B Convertible Preferred Stock reduced by placement agent fees and other issuance costs of $0.5 million. Additionally, the Company issued $10.4 million in notes payable offset by repayments or exchanges of $1.2 million in notes payable.
The Company incurred a net loss of $19.7 million for the year ended September 30, 2005. The Company has an accumulated deficit of $34.0 million and negative working capital of $2.8 million as of September 30, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The following table summarizes our contractual obligations as of September 30, 2005:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations
Operating leases	$40,700	$34,177	$6,523	$—	$—
Employment agreements	$1,085,000	$510,000	$575,000	$—	$—
Notes payable and accrued interest	$14,644,216	$8,523,941	$2,034,015	$4,078,995	$7,265

Total	$15,769,916	$9,068,118	$2,615,538	$4,078,995	$7,265
Operating lease expense for years ended September 30, 2005 and 2004 was $48,148 and $29,012, respectively.
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
The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $52,000 and $62,000 of total revenues for the respective years ended September 30, 2005 and 2004.
Expense Recognition and Deferral
Certain direct expenses pertaining to specific events, including prize and point fund monies, and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed. Annual points fund monies which are paid at the end of the racing season are accrued during the racing season based upon the races held and total races scheduled.
The cost of non-event related promotion and marketing programs are expensed as incurred.
Net loss Per Share
Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the year ended September 30, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	2005	2004

Net (Loss)	$(19,693,237)	$(7,707,179)

Dividends on preferred stock:
Beneficial conversion, Series A	—	(11,560,151)
Warrants and beneficial conversions, Series B	(5,000,000)	—
Beneficial conversion, Series C	(800,000)	—
Exchange of Series A for Series B Preferred Stock	(1,667,801)	—
Exchange of warrants for Series C Preferred Stock	(5,450,000)	—
Cumulative preferred stock dividend	—	(80,000)
Net loss applicable to common stock	$(32,611,038)	$(19,347,330)

Net loss applicable to common stock per common share —
Basic and diluted	$(2.40)	$(1.11)

Weighted average common shares outstanding —
Basic and diluted	13,576,804	17,437,515

In addition, as of September 30, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
The following table summarizes the Company’s common stock purchase warrants and certain stock options outstanding at September 30, 2005:

			Weighted Average
		Weighted Average	Contractual Life
	Shares	Exercise Price	(years)

Series A warrants	4,172,925	$3.00	5.8

Series B warrants	933,334	$4.00	6.4

Series C warrants	2,200,000	$5.00	6.4

Placement agent warrants	1,186,266	$3.07	6.0

			Weighted Average
		Weighted Average	Contractual Life
	Shares	Exercise Price	(years)

UMP acquisition warrants	40,000	$3.65	2.2

Warrants issued in exchange for the surrender of common stock	750,000	$5.00	6.8

Employee stock options	650,000	$3.63	4.3

Total warrants and stock options outstanding	9,932,525	$3.74	6.0
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
The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of September 30, 2005, the Company believes there is no impairment of property and equipment.
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

Concentration of Credit Risk
Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. The Company has experienced collection delays with one of its significant corporate sponsors. Due to such delays, the Company recognizes revenue under this agreement only to the extent that cash is received for services performed.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application of prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.
Item 7. Financial Statements and Supplementary Data
Please refer to pages 33 through 37.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure
None
Item 8A. Evaluation of Internal and Disclosure Controls
The Company’s Chief Executive Officer and the Company’s principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)) as of the date of the financial statements included in this report on Form 10-KSB, have concluded that as of the evaluation date, the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) required to be included in our periodic SEC filings would be made known to them by others within those entities.
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.
Item 8B. Other Information
None
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The following table provides information about our executive officers and directors and their respective ages and positions as of December 15, 2005. The directors listed below will serve until our next annual meeting of stockholders:

Name	Age	Position
Paul A. Kruger	51	Chairman of the Board, Chief Executive Officer and President
Brian M. Carter	36	Vice President and Chief Financial Officer
Joseph G. Dickey	36	Vice President and Chief Administrative Officer
Daniel W. Rumsey	44	Director
Lyle W. Miller	61	Director
Paul A. Kruger, Chairman of the Board, Chief Executive Officer and President. Mr. Kruger joined the company as the Chairman of the Board and Chief Executive Officer in January 2003 with the acquisitions of Boundless Motor Sports Racing and GPX Partners, and in March 2004, also became the Company’s President. From July 1999 to January 2003, Mr. Kruger was the Chairman and Chief Executive Officer of PalWeb Corporation, a publicly traded company in the manufacturing business. Mr. Kruger also served as the President of PalWeb from January 2000 to January 2003. From December 2000 until July 2002, Mr. Kruger also served as the Chairman of the Board of Directors and the Chief Executive Officer of Precis, Inc., a company engaged in the healthcare services program membership business. Mr. Kruger served as Chief Executive Officer and a director of Foresight, Inc. from February 1999 to December 2000, when Foresight was acquired by a subsidiary of Precis. In 1980, Mr. Kruger co-founded MCM Group, Ltd., which owned and operated a financial services marketing company, United Bank Club Association, Inc. He served as its President and CEO until February 1996, when United Bank Club was sold to a subsidiary of Cendant Corp. Mr. Kruger received his B.B.A. in accounting from Cameron University in 1975 and earned a J.D. degree from Oklahoma City University in 1980.
Brian M. Carter, Vice President, Chief Financial Officer. Mr. Carter has served as the Company’s Vice President and Chief Financial Officer since February 1, 2005. Prior to joining the Company he served as the Vice President and Chief Financial Officer of Prescient Applied Intelligence, Inc. f/k/a The viaLink Company (“Prescient”) and served on Prescient’s Board of Directors since his appointment on December 23, 2003. From November 2000 until January 2002 he was Prescient’s Vice President of Finance, and from June 1999 to November 2000 he was Controller of Prescient. From January 1991 through June 1999 he held various positions with Deloitte & Touche LLP, most recently as Senior Manager. Mr. Carter continues to serve as a member of the board of directors Prescient. Mr. Carter received his B.B.A. in finance and accounting from Texas A&M University in 1990.
Joseph G. Dickey, Vice President, Chief Administrative Officer. Mr. Dickey has served as the Company’s Chief Administrative Officer since January 28, 2005. Prior to joining the Company, he served as a Special Agent with the Federal Bureau of Investigation (FBI). After graduating from the FBI Academy in 1997, Dickey was assigned to the Las Vegas Field Office of the FBI, where he investigated violations of federal criminal law. Mr. Dickey remained with the Las Vegas Field Office until his departure from the FBI in January 2005 to join the Company. Mr. Dickey received his B.A. in journalism and public relations from the University of Oklahoma in 1995.

Daniel W. Rumsey. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the U.S. Securities and Exchange Commission’s Division of Corporation Finance. He has also served as associate general counsel and corporate secretary of EchoStar Communications Corporation, a company engaged in direct broadcast satellite subscription television services. Mr. Rumsey is currently acting chief executive officer and serves on the Board of Directors of WAVE Wireless Corporation, formerly P-Com. Inc., a company engaged in the manufacture and marketing of microwave radios for telecommunications networks. Prior to joining P-Com, Mr. Rumsey was vice president and general counsel of Knowledge Kids Network, Inc., a multi-media company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the president and general counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey currently serves as the chairman of the board of directors of Prescient Applied Intelligence, Inc. Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.
Lyle W. Miller. Mr. Miller is a founding Director and Vice Chairman, Member of the Executive Committee of Capitol Bancorp Limited, a publicly traded bank holding company (NASDAQ: CBCL). Mr. Miller is also a member of the Board of Directors for AMERA Mortgage Corporation and Ingham Regional Healthcare Foundation. Additionally, Mr. Miller is currently President and Owner of L.W. Miller Holding Company; President and Shareholder of Northern Leasing & Sales, Inc., and Northern Connections, Inc., each a privately-held company engaged in the real estate business; a partner of MahMill Acres, a privately-held real estate development partnership; and President and Shareholder of Landings’ Restaurant in Charlevoix, MI. From 1985 — 1996 Lyle served as Executive Vice President and Director of United Bank Club Association, Inc. (UBCA) a financial enhancement services company. Mr. Miller served as a Director on the Board for Precis, Inc. (NASDAQ: PCIS from 2000 — 2001), a publicly-traded healthcare membership company; and as Executive Vice President and Director of the Board for PalWeb Corporation ((OTCBB: PLWB from 1998 — 2001), a publicly-traded industrial manufacturer. Mr. Miller earned a Bachelor of Business Administration degree from Michigan State University pursued a Masters in Finance from Central Michigan University.
Board Composition and Committees
Our board of directors is currently composed of three members, including Paul A. Kruger, Daniel W. Rumsey, and Lyle W. Miller. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.
On July 8, 2005, Mr. Rumsey was appointed Chairman of our audit committee and Mr. Miller was appointed Chairman of our compensation committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The Company has determined that Mr. Rumsey is a financial expert as defined in Item 401(h)(2) of Regulation S-K under the Exchange Act. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers.
Director Compensation
Each director receives $1,500 per board meeting, with a minimum of six meetings per year. Each member receives $500 per conference call per year. Each Chairman of a board committee receives $10,000 per year. Commencing October 2005 each non-employee director will receive an option to purchase 75,000 shares of restricted stock in the Company issued at the time of their initial election and vested over three years at 25,000 shares per year. At the end of each three year period, a continuing non-employee director will receive an additional option to purchase 75,000 shares, also vesting over a three year period. Directors are also reimbursed for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.
Indebtedness of Directors and Executive Officers
None of our directors or officers or their respective associates or affiliates is indebted to us.
Family Relationships
There are no family relationships among our directors or executive officers.
Compliance with Section 16 (a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2004, we believe that our officers, directors and persons who own more than 10% of a registered class of our equity securities have timely filed all reports required by Section 16(a) of the Exchange Act. In making this disclosure, we have relied solely on our review of the copies of such forms received by us with respect to fiscal 2004, or written representations from certain reporting persons.
Code of Ethics
The Company maintains policies and procedures that represent both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules. The code applies to all directors, officers, and employees.
The code is posted on our internet site and is available free of charge on request to the Secretary at the Company’s address. Any amendment of the Code will be promptly posted on our website at http://www.dirtmotorsports.com.
A committee of the Board of Directors will review any issues under the code involving an executive officer or director and will report its findings to the Board. We do not envision that any waivers of the code will be granted, but should a waiver occur for an executive officer or director, it will also be promptly disclosed on our website.
Item 10. Executive Compensation
The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from October 1, 2003 through the fiscal year ended September 30, 2005, of our Chief Executive Officer and our other named executive officers who earn in excess of $100,000.
SUMMARY COMPENSATION TABLE OF EXECUTIVES

					Long Term Compensation
Annual Compensation					Awards
					Restricted	Securities
Name and				Other Annual	Stock	Underlying
Principal	Fiscal	Salary	Bonus	Compensation	Awards	Options/
Position	Year	($)	($)	($)	($)	SARS (#)
Paul A. Kruger	2004	180,000	0	0	0	0
Chairman/CEO/President	2005	180,000	0	0	0	50,000
Brian M. Carter	2004	0	0	0	0	0
CFO	2005	120,000	0	0	0	300,000
Joseph G. Dickey	2004	0	0	0	0	0
CAO	2005	100,000	0	0	0	300,000
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
Employment Contracts
We entered into three year employment agreement with Mr. Kruger in June 2004 pursuant to which we agreed to employ Mr. Kruger as Chief Executive Officer at an annual salary of $180,000. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Kruger terminates the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Kruger shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.
On February 1, 2005, we entered into three year employment agreement with Mr. Carter pursuant to which we agreed to employ Mr. Carter as Chief Financial Officer at an annual salary of $180,000. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Carter terminates the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Carter shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.
On January 28, 2005, we entered into three year employment agreement with Mr. Dickey pursuant to which we agreed to employ Mr. Dickey as Chief Administrative Officer at an annual salary of $150,000. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Dickey terminates the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Dickey shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.
OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants

	Number of Securities
	Underlying	% of Total Options/SARs
	Options/SARs	Granted to Employees in	Exercise or Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date
Paul A. Kruger	50,000	8%	3.50	10/08/2009
Brian M. Carter	300,000	46%	3.65	02/01/2010
Joseph G. Dickey	300,000	46%	3.65	02/01/2010
On October 8, 2004 Kruger was granted an option to purchase 50,000 shares of our Common Stock at an exercise price of $3.50 per share, plus was awarded an additional 50,000 restricted shares of Common Stock. The options and restricted shares vest in equal installments over three years.
On February 1, 2005 Carter and Dickey were granted an option to purchase 300,000 shares of our Common Stock at an exercise price of $3.65 per share in connection with entering into their respective employment agreements. The options vest 25% immediately and the remainder over three years, 25% on the each anniversary date of their employment. These options were issued subject to approval of the Plan by the Stockholders.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the Company’s Definitive Information Statement Dated July 8, 2005 in the Section “Principal Shareholders and Management Ownership” is incorporated herein by reference in response to this item.
Item 12. Certain Relationships and Related Transactions
The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Hildalgo Trading Company, LLC. Mr. Kruger previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $75,000 and $58,225 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the years ended September 30, 2005 and 2004, respectively.
The Company rents office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the years ended September 30, 2005 and 2004, respectively, the Company incurred $78,667 and $49,090 of rent expense for the Company’s corporate offices.

Item 13. Exhibits
The following documents are filed as part of this report:
2.1	Asset Purchase Agreement, dated as of February 4, 2004, by and among World Of Outlaws, Inc. a Texas corporation, Ted Johnson, Boundless Motor Sports Racing, Inc., a Colorado corporation, and WOWI Acquisition, Inc., a Texas corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

2.2	Stock Purchase Agreement, dated as of August 12, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.3	Amendment No. 1 to Stock Purchase Agreement dated as of November 28, 2003, by and among World of Outlaws, Inc., a Texas corporation (“WoO”), Ted Johnson, the holder of all outstanding capital of WoO, and the Company. (Incorporated by reference to Exhibit 2.10 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

2.4	Stock Purchase Agreement, dated as of August 13, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

2.5	Amendment No. 1 to Stock Purchase Agreement, dated as of October 2, 2003, by and among DIRT Motorsports, Inc., a New York corporation (“DIRT”), Glenn Donnelly, the holder of all outstanding capital of DIRT, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

2.6	Contract of Sale dated as of August 13, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

2.7	Amendment No. 1 to Contract of Sale dated as of October 3, 2003, by and among Mr. Glenn Donnelly, the Company, and Boundless Track Operations, Inc. a Nevada corporation (Incorporated by reference to Exhibit 2.8 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003).

2.8	Extension Agreement dated as of May 21, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Bruno M. DiMatteo, Paul Vitale, the Company, Boundless Track Operations, Inc., Boundless Racing, Inc., and Finger Lakes International, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB for the fiscal year ended March 31, 2004).

2.9	Asset Purchase Agreement dated as of May 24, 2004, by and among Finger Lake International, Inc., a New York corporation, Glenn Donnelly, Bruno M. DiMatteo and Paul Vitale, Boundless Motor Sports Racing, Inc., and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2004).

2.10	Subsequent Extension Agreement dated as of May 25, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Boundless Motor Sports Racing, Inc. and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.6 of the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2004).

2.11	Amendment to Agreements dated as of July 30, 2004, by and among DIRT Motorsports, Inc., Glenn Donnelly, Boundless Motor Sports Racing, Inc. and Boundless Racing, Inc. (Incorporated by reference to Exhibit 2.7 of the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2004).

2.12	Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

4.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of July 30, 2004, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.3	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.4	Form of Exchange Warrant. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.5	Registration Rights Agreement dated as of July 30, 2004, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.6	Promissory Note dated July 30, 2004. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.8	Series B Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.9	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.10	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.11	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.12	Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.13	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.14	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.15	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.16	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.17	Form of Series A Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

10.1	Promissory Note dated as of February 4, 2004. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.2	Security Agreement dated as of February 4, 2004, by and between WOWI Acquisition, Inc., a Texas corporation, and World of Outlaws, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.3	Amendment No. 1 to Promissory Note dated as of October 30, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.4	Amendment No. 2 to Promissory Note dated as of November 28, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.5	Pledge Agreement dated as of June 26, 2003 by and between the Company and Ted Johnson. (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.6	Promissory Note dated January 23, 2004 by and between the Company and SXJE, LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.7	Guaranty dated January 23, 2004 by Paul Kruger in favor of SXJE, LLC. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.8	Amendment to Promissory Notes and Loans dated as of April 15, 2004 by and between Mr. Paul Kruger and the Company.

10.9	Credit Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.

10.10	Promissory Note dated as of April 15, 2004 issued by the Company as maker to Mr. Paul Kruger as Payee.

10.11	Security Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.

10.12	Promissory Note dated May 19, 2004, by and between the Company and Boundless Investments, LLC.

10.13	Form of Promissory Note dated January 13, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on January 19, 2005).

10.14	Asset Purchase Agreement, dated as of June 7, 2005, by and among Volusia Operations, LLC, Volusia Speedway, Inc. and Richard F. Murphy. (Incorporated by reference to exhibit 10.1 if the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.15	Form of Promissory Note dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.2 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.16	Form of Mortgage dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.3 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.17	Form of Security Agreement dated June 30, 2005, by and between Volusia Operations, LLC and Richard F. Murphy. (Incorporated by reference to exhibit 10.4 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.18	Form of Guaranty dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. for the benefit of Richard F. Murphy. (Incorporated by reference to exhibit 10.5 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.19	Form of Promissory Note dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on July 8, 2005).

10.20	Form of Warrant dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.2 of the Company’s current report on 8-K filed with the Commission on July 8, 2005).

10.21	Securities Exchange Agreement dated July 26, 2005, by and between Mr. Paul A. Kruger and Dirt Motor Sports, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on July 26, 2005).

10.22	Business Relationship Termination Agreement dated August 9, 2005, by and among Dirt Motor Sports, Inc., a Delaware corporation, Bobby P. Hartslief, Renee Hartslief, Cale Henry Hartslief, Tess Jordan Hartslief and Paul A. Kruger. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on August 10, 2005).

10.23	Business Relationship Termination Agreement dated November 18, 2005, by and among Dirt Motor Sports, Inc., a Delaware corporation, and Glenn Donnelly.

16.1	Letter from Michael Johnson and Co., LLC dated April 28, 2004 regarding change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K reporting under Item 4 filed with the Commission on April 28, 2004).

23.1	Consent of Independent Auditors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian M. Carter *

32	Section 1350 Certification of Paul A. Kruger and Brian M. Carter *

*	Filed herewith
Item 14. Principal Accountant Fees and Services
Audit Fees
The company paid $133,748 in audit fees during the 2004 fiscal year. Of this, $36,848 was paid to Murrell, Hall, McIntosh & Co., PLLP, our current auditor of record, the remainder of the fees were paid to BDO Seidman, LLP, the Company’s prior auditor. As of December 12, 2005, we have paid MHM $167,732 for audit work related to the 2004 and 2005 audit.

Audit Related Fees
There were no fees billed for audit-related services not disclosed in “Audit Fees” above.
Tax Fees
In fiscal 2004, Murrell, Hall, McIntosh & Co., PLLP did not perform any tax related services and therefore there were no amounts billed for fees for tax services. As of September 30, 2005, we have paid MHM $10,765 for fees for tax services.
All Other Fees
No other fees were billed for services rendered by the Company’s principal accountants for fiscal years 2005 and 2004.
Compatibility of Certain Fees with Independent Accountants’ Independence
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Murrell, Hall, McIntosh & Co., PLLP in fiscal 2005. The new Audit Committee will adopt pre-approval policies and procedures pursuant to which the engagement of any accountant is approved. Such procedures will govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. Services which have not received pre-approval will receive specific approval of the Audit Committee. The Audit Committee will be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.
Previous Independent Accountants
On June 2, 2004, the Company dismissed BDO Seidman, LLP as our independent auditors. This decision was discussed and approved by our Board of Directors as we did not have a standing Audit Committee at that time. The report of BDO Seidman, LLP on our financial statements for our fiscal year ended September 30, 2003, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to, audit scope or accounting principles but, were qualified as to our ability to continue as a going concern. Further, during our 2003 fiscal year and through June 2, 2004, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference thereto in its report on the financial statements for such years. From our inception and through June 2, 2004, there were no reportable events of which we were notified by BDO Seidman, LLP.
Reports of the Audit Committee
On an annual basis the Audit Committee will review and discuss the Company’s most recent audited financial statements with management, and will discuss with the Company’s independent registered public accounting firm the matters required to be discussed by SAS 61, as modified or supplemented, and will receive the written disclosures and letters as required by Independence Standards Board Standard No. 1, as modified or supplemented, and will discuss with the Company’s independent registered public accounting firm its independence. Based on these reviews and discussions, the Audit Committee will then make its recommendation to the Board of Directors related to the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-KSB for each fiscal year for filing with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dirt Motor Sports, Inc.
(Registrant)

By:	/s/	Paul A. Kruger	Date: December 29, 2005

Paul A. Kruger, Chairman and Chief Executive Officer

By:	/s/	Brian M. Carter	Date: December 29, 2005

Brian M. Carter, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/	Paul A. Kruger	Date: December 29, 2005

Paul A. Kruger, Director

By:	/s/	Daniel W. Rumsey	Date: December 29, 2005

Daniel W. Rumsey, Director

By:	/s/	Lyle W. Miller	Date: December 29, 2005

Lyle W. Miller, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We have audited the accompanying consolidated balance sheets of Dirt Motor Sports, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dirt Motor Sports, Inc. as of September 30, 2005 and 2004, and the consolidated results of their operations and cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that Dirt Motor Sports, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Dirt Motor Sports, Inc. has incurred significant net losses during the year ended September 30, 2005 and has negative working capital as of September 30, 2005. These matters raise substantial doubt about the ability of Dirt Motor Sports, Inc. to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Murrell, Hall, McIntosh & Co., PLLP
Oklahoma City, Oklahoma
December 19, 2005

DIRT MOTOR SPORTS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and September 30, 2004

	September 30,	September 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$759,294	$5,005,930
Accounts receivable — trade	353,859	356,614
Inventory	327,592	72,891
Prepaid expenses and other current assets	301,559	93,979

Total current assets	1,742,304	5,529,414

Land, buildings and equipment, net	10,848,201	3,998,112
Trademarks	100,000	142,452
Goodwill, net of impairment of $8,812,097 in 2005 and $2,954,978 in 2004	1,508,440	4,431,466
Other assets, net of amortization of $89,673 in 2005 and $22,418 in 2004	231,638	214,369

Total assets	$14,430,583	$14,315,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$848,046	$358,354
Accrued liabilities	3,447,164	2,452,184
Deferred revenues	882,776	1,259,028
Notes payable	5,727,788	160,000

Total current liabilities	10,905,774	4,229,566
Notes payable — long term , net of discount of $1,333,330 in 2004	5,329,722	666,667

Total liabilities	16,235,496	4,896,233

Stockholders’ Equity (deficit)
Series A Preferred stock, $0.01 par value; 7,500 shares authorized; 4,790 shares issued and outstanding at September 30, 2004	—	12,933,988
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at September 30, 2005	20,648,456	—
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at September 30, 2005	6,250,000	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,720,555 and 14,225,168 shares issued and outstanding at September 30, 2005 and September 30, 2004, respectively	1,172	1,422
Additional paid-in capital	5,420,492	4,665,966
Accumulated deficit	(34,125,033)	(8,181,796)

Total stockholders’ equity (deficit)	(1,804,913)	9,419,580

Total liabilities and stockholders’ equity (deficit)	$14,430,583	$14,315,813

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2005	2004
Revenues
Race sanctioning and event fees	$6,759,167	$1,929,394
Admission fees and ticket sales	2,828,576	519,009
Sponsorship and advertising revenue	1,390,949	326,756
Merchandise sales	1,138,781	614,916
Other revenue	416,626	211,272

Total revenues	$12,534,099	$3,601,347

Operating expenses
Track and event operations	14,615,658	3,330,871
Sales and marketing	1,278,043	319,172
Merchandise operations and cost of sales	936,731	354,883
General and administrative	3,532,452	2,458,854
Debt restructuring expense	—	800,000

Goodwill impairment	5,999,571	2,954,978

Depreciation and amortization	511,183	91,304

Total operating expenses	26,873,638	10,310,062

Loss from operations	(14,339,539)	(6,708,715)

Other (Expenses) Income
Interest income	23,203	16,654
Interest expense	(5,360,661)	(1,015,118)
Other expense	(16,240)	—

Total Other (Expense) Income	(5,353,698)	(998,464)

Net loss before income taxes	$(19,693,237)	$(7,707,179)
Income taxes	—	—

Net (Loss)	$(19,693,237)	$(7,707,179)

Dividends on preferred stock:
Beneficial conversion, Series A	—	(11,560,151)
Warrants and beneficial conversion, Series B	(5,000,000)	—
Beneficial conversion, Series C	(800,000)	—
Exchange of Series A for Series B Preferred Stock	(1,667,801)	—
Exchange of warrants for Series C Preferred Stock	(5,450,000)	—
Cumulative preferred stock dividend	—	(80,000)

Net loss applicable to common stock	$(32,611,038)	$(19,347,330)

Net loss applicable to common stock per common share —
Basic and diluted	$(2.40)	$(1.11)

Weighted average common shares outstanding —
Basic and diluted	13,576,804	17,437,515

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended September 30, 2004 and 2005

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, September 30, 2003			15,740,500	$1,574	$171,002	$(474,617)	$(302,041)

Issuance of common shares	—	—	3,189,670	319	869,948	—	870,267

Issuance of Series A preferred shares	4,790	12,933,988	—	—	—	—	12,933,988

Offering costs	—	—	—	—	(1,373,789)	—	(1,373,789)
Contribution by shareholders from cancellation of shareholder loans	—	—	—	—	2,198,334	—	2,198,334
Payment of debt restructuring fees by shareholder	—	—	—	—	800,000	—	800,000
Value assigned to rights to receive warrants in connection with note payable and beneficial conversion rights of note payable	—	—	—	—	2,000,000	—	2,000,000

Retirement of shares	—	—	(4,700,000)	(470)	470	—	—

Net loss	—	—	—	—	—	(7,707,179)	(7,707,179)

Balance, September 30, 2004	4,790	$12,933,988	14,230,170	$1,423	$4,665,965	$(8,181,796)	$9,419,580

Common stock issued, acquisitions	—	—	164,384	16	599,984	—	600,000

Common stock issued	—	—	45,000	5	8,995	—	9,000

Partial conversion of note payable into Series A preferred stock	426	1,149,622	—	—	—	—	1,149,622

Value assigned to beneficial conversion feature and warrants issued in connection with the issuance of Series B preferred stock	—	—	—	—	5,000,000	—	5,000,000

Issuance of Series B preferred stock	1,667	5,000,000	—	—	(5,000,000)	—	—

Exchange of warrant for Series C preferred stock	2,500	6,250,000	—	—	(800,000)	(6,250,000)	(800,000)

Value assigned to beneficial conversion feature of Series C preferred stock	—	—	—	—	800,000	—	800,000

Exchange of Series B preferred stock for Series A preferred stock, increase in liquidation preference	—	1,564,846	—	—	(1,564,846)	—	—

Value assigned to warrants issued in connection with acquisitions	—	—	—	—	132,187	—	132,187

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Placement agent fees	—	—	—	—	(500,000)	—	(500,000)

Registration and other costs	—	—	—	—	(45,000)	—	(45,000)

Value assigned to warrants issued in connection with issuance of notes payable	—	—	—	—	3,412,935	—	3,412,935
Cancellation of common stock in connection with employee termination	—	—	(450,000)	(45)	45	—	—
Agreement to cancel 768,999 shares of common stock in connection with a business relationship Termination agreement	—	—	(768,999)	(77)	(1,289,923)	—	(1,290,000)

Cancellation of common stock	—	—	(1,500,000)	(150)	150	—	—

Net loss	—	—	—	—	—	(19,693,237)	(19,693,237)

Balance, September 30, 2005	9,383	$26,898,456	11,720,554	$1,172	$5,420,492	$(34,125,033)	$(1,804,913)

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005 and 2004

	Year ended
	September 30,:
	2005	2004
Cash flows from operating activities:
Net (loss)	$(19,693,237)	$(7,707,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511,183	91,305
Non-cash interest expense, notes payable	5,071,612	666,667
Common stock issued for expenses	9,000	208,650
Restructuring fees paid by shareholder	—	800,000
Impairment of goodwill	5,999,571	2,954,978
Increase (decrease) in cash for changes in:
Accounts receivable	2,755	(356,614)
Inventory	(254,701)	(72,891)
Prepaid expenses and other current assets	(207,580)	(84,932)
Other non-current assets	118,252	—
Accounts payable	134,692	52,704
Accrued liabilities	166,404	1,287,515
Deferred revenue	(780,876)	1,259,028

Net cash (used in) operating activities	(8,922,925)	(900,769)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(8,753,285)	(505,508)
Advances on acquisition	—	(9,068,757)
Additions to other assets	—	(207,249)

Net cash (used in) investing activities	(8,753,285)	(9,781,514)

Cash flows from financing activities:
Issuance of common stock for cash	—	260,000
Issuance of preferred stock for cash	5,000,000	10,625,918
Cost of stock issuance	(545,000)	(3,652,516)
Payments on notes payable	(1,385,417)	—
Proceeds from issuance of notes payable	10,359,991	8,454,196

Net cash provided by financing activities	13,429,574	15,687,598

Net increase (decrease) in cash and cash equivalents	(4,246,636)	5,005,315
Cash and cash equivalents, beginning of period	5,005,930	615

Cash and cash equivalents, end of period	$759,294	$5,005,930

Supplemental schedule of non-cash activities:
Conversion of Convertible Preferred Stock: Series A to Series B	$15,648,456	$—
Notes issued in conjunction with the agreement to surrender common stock	$1,323,000	$—
Issuance of warrants, acquisitions	$132,187	$—
Cash payments for interest	$113,940	$257,436
Issuance of common stock, acquisitions	$600,000	$311,667
Payment of not receivable through acquisition	$—	$612,047
Assumption of sanction deposits through acquisition	$—	$1,042,780
Conversion of note payable and accrued interest to preferred stock	$—	$1,100,007
Cancellation of debt by shareholder	$—	$2,198,334
Non cash offering costs	$—	$(165,726)
The accompanying notes are an integral part of these consolidated financial statements.

Dirt Motor Sports, Inc.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
NOTE 1 — THE COMPANY
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
We are a leading marketer and promoter of motorsports entertainment in the United States. We operate 6 dirt motorsports tracks (4 are owned and 2 facilities are under short term lease agreements) in New York, Pennsylvania and Florida. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT Motorsports, United Midwestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series.
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $19.7 million for the year ended September 30, 2005. The Company has an accumulated deficit of $34.1 million and negative working capital of $2.8 million as of September 30, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Dirt Motor Sports, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. During 2005 the Company eliminated several subsidiaries which had no activity. These included Moonstone, Inc., The Entity, Inc., Boundless Motor Sports Racing and GPX Partners.
Revenue Recognition and Deferred Revenue
The Company derives its revenues from race sanctioning and event fees, admission fees and ticket sales, sponsorship and advertising, merchandise sales and other revenue. “Race sanctioning and event fees” includes amounts received from track owners and promoters for the organization and/or delivery of our racing series or touring shows including driver fees. “Admission fees and ticket sales” includes ticket sales for all events held at the Company’s owned or leased facilities and ticket sales for our touring shows where we rent tracks for individual events and organize, promote and deliver our racing programs. “Sponsorship and advertising” revenue includes fees obtained for the right to sponsor our motorsports events, series or publications, and for advertising in our printed publications or television programming.
The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $52,000 and $62,000 of total revenues for the years ended September 30, 2005 and 2004, respectively.
Expense Recognition and Deferral
Certain direct expenses pertaining to specific events, including prize and point fund monies, and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed. Annual points fund monies which are paid at the end of the racing season are accrued during the racing season based upon the races held and total races scheduled.
Net Loss Per Share and Warrants Outstanding
Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the year ended September 30, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

Net (Loss)	$(19,693,237)	$(7,707,179)

Dividends on preferred stock:
Beneficial conversion, Series A	—	(11,560,151)
Warrants and beneficial conversion, Series B	(5,000,000)	—
Beneficial conversion, Series C	(800,000)	—
Exchange of Series A for Series B Preferred Stock	(1,667,801)	—
Exchange of warrants for Series C Preferred Stock	(5,450,000)	—
Cumulative preferred stock dividend	—	(80,000)

Net loss applicable to common stock	$(32,611,038)	$(19,347,330)

Net loss applicable to common stock per common share —
Basic and diluted	$(2.40)	$(1.11)

Weighted average common shares outstanding —
Basic and diluted	13,576,804	17,437,515

In addition, as of September 30, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
The following table summarizes the Company’s common stock purchase warrant and certain stock warrants outstanding at September 30, 2005. These warrants were not considered in computing diluted earnings per share as their effect would be anti dilutive:

		Weighted	Weighted Average
		Average	Contractual Life
	Shares	Exercise Price	(years)
Series A warrants	4,172,925	$3.00	5.8

Series B warrants	933,334	$4.00	6.4

Series C warrants	2,200,000	$5.00	6.4

Placement agent warrants	1,186,266	$3.07	6.0

UMP acquisition warrants	40,000	$3.65	2.2

Employee Stock Options	650,000	$3.63	4.3

Warrants issued in exchange for the surrender of common stock	750,000	$5.00	6.8

Total warrants outstanding	9,932,525	$3.74	6.0
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
Accounts Receivable
The Company uses the allowance method to account for uncollectible accounts receivable. As of September 30, 2005, all accounts receivable were considered collectible.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 15 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.
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
Stock Based Compensation
The company uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its various fixed stock option plans and its employee stock purchase plan (“ESPP”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense upon the issuance of certain of its stock options because the option terms were fixed and the exercise price equaled the market price of the Company’s common stock on the date of grant.
     Pro forma information regarding net loss and loss per share is required by and has been determined as if the company had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in the fiscal year ended September 30, 2005 (no options were granted in 2004):

2005
Interest rates, (Zero-coupon U.S. Government Bonds issued with remaining life equal to expected term of options	2.5%
Dividend yields	0%
Volatility factors of the common stock	146%
Weighted average expected life	2.0 years
Resulting weighted average grant date fair value	$3.84
Additional expense under fair value method	$2,494,000
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because these stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
     The following table displays the effect on net loss and loss per share had the fair value method been applied during the fiscal year ended September 30, 2005 (no options were granted in 2004):

2005
Basic:
Net loss applicable to common stock, as reported	$(32,611,038)
Stock-based compensation included in the determination of net loss under APB No. 25	—
Stock-based compensation to be included the determination of net loss under SFAS No. 148	(1,385,000)

Pro-forma net loss	$(33,996,038)

Net loss applicable to common stock, per common share:
As reported	$(2.40)
Pro-forma	$(2.50)

Concentration of Credit Risk
Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. The Company has experienced collection delays with one of its significant corporate sponsors. Due to such delays, the Company recognizes revenue under this agreement only to the extent that cash is received for services performed. The amount of cash deposits as of September 30, 2005 in excess of FDIC limits is $437,082.
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
In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS 153 had no impact on the Company’s financial position, results of operations, or cash flows.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.
NOTE 4 — ACQUISITIONS
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
In exchange for the outstanding capital stock of Dirt, the Company paid to Mr. Glenn Donnelly, the sole shareholder of DIRT, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remained unpaid and based upon the final accounting was expected to ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, paid to Mr. Donnelly in October 2003. The Company also incurred $221,308 of costs relating to the acquisition. The Shares issued to Mr. Donnelly in connection with the acquisition of Dirt were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended.
During the year ended September 30, 2005 the Company resolved the contingent purchase amount which ultimately released the Company from any further obligations for the purchase price. As a result the Company reduced its accrued liabilities and goodwill by $925,000 during the current period.
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
UMP is a dirt track race sanctioning body, and as such, sanctions races for both late model and open wheel modified cars. UMP assets include its agreements with drivers competing in its races, and sponsorship agreements with racing event sponsors. Under the terms of the UMP Purchase Agreement, if the average closing price of the Company’s common stock for the ten-trading days immediately preceding the one-year anniversary of the date of the closing of the acquisition (the “Average Anniversary Price”) is less than $3.65 per share, then the Company shall, at its sole election, either (a) issue additional shares of its common stock equal to the difference between: (i) $600,000 divided by the Average Anniversary Price, less (ii) 164,384, or (b) purchase the 164,384 shares at a purchase price of $3.65 a share.
The UMP acquisition amount was allocated as follows based on the preliminary determination of fair values:

Cash paid for acquisition	$1,800,000
Value of stock issued	600,000
Value of warrants issued	132,187
Accrued points fund	443,200
Accounts payable assumed	355,000
Closing costs	125,443

$3,455,830

Allocation to goodwill	$3,056,330
Allocation to land, buildings and equipment	99,500
Allocation to trademarks	100,000
Allocation to contract rights	200,000

$3,455,830

As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc. (“NVE”) sponsorship agreement (the “NVE Agreement”). The NVE Agreement commenced in 2004 and was amended in 2005. Future sponsorship commitments under the NVE Agreement by year are as follows:

Sponsorship
Year	Commitment
2005	$750,000
2006	950,000

Total	$1,700,000

In addition, sponsorship revenues were to include 10% of gross revenues for sales of NVE products sold at tracks and additional retail outlets established by the Company.
The Company began to experience collection delays in amounts due from NVE during the year ended September 30, 2005 and NVE has filed for protection under the bankruptcy laws of New Jersey. Additionally, future collections under the agreement are uncertain and as such, the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the financial statements as of and for the year ended September 30, 2005.
UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the 12 months ended November 30, 2004, UMP received $532,000 in sponsorship revenues from this tire company and $416,000 in 2005. These tire sponsorship agreements expire in 2007.
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
The terms of the Lernerville Agreement require Boundless Racing to pay a total purchase price of $3,240,000 for the assets as follows:
(a)	$500,000 was paid at the closing of the transactions under the Lernerville Agreement;

(b)	$110,000 was paid on May 30, 2005;

(c)	$110,000 was paid on October 30, 2005;

(d)	$110,000 will be payable on or prior to May 30, 2006;

(e)	$110,000 will be payable on or prior to May 30, 2007; and
the remaining $2,300,000 is payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually.
The four $110,000 payments described above, as well as the promissory note, are secured by a mortgage on the Lernerville Speedway facility, and are guaranteed by the Company.
The Lernerville acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$500,000
Notes payable issued	2,300,000
Mortgage notes payable issued	440,000
Direct transaction costs	138,249

Total purchase price	$3,378,249
Land	(1,124,800)
Building & improvements	(1,590,000)
Vehicles and other operating assets	(104,000)

Excess of cost over fair value of net identifiable assets (goodwill)	$559,449

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
The Volusia Speedway purchase consideration was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)
Buildings & equipment	(926,393)

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at September 30, 2005:

	Cost	Depreciable Life
Land	6,916,338	N/A
Transportation equipment	1,370,503	5 - 7 years
Buildings and grandstands	3,075,733	7 - 15 years
Office furniture and equipment	283,626	3 - 7 years

	11,646,200
Less accumulated depreciation	(797,999)

Property and equipment, net	$10,848,201

Depreciation is computed on a straight-line basis. Depreciation expense for the years ended September 30, 2005 and 2004 was $430,045 and $68,885, respectively.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill included in the financial statements as of September 30, 2005 is as follows:

Goodwill incurred in connection with World of Outlaws acquisition	$4,982,226
Goodwill incurred in connection with the DIRT acquisition	1,611,700
Goodwill incurred in connection with the UMP acquisition	3,030,887
Goodwill incurred in connection with the MARS acquisition	148,000
Goodwill incurred in connection with the Lernerville acquisition	547,725
Less impairment of goodwill associated with
World of Outlaws acquisition	(4,982,226)
DIRT acquisition	(1,611,700)
UMP acquisition	(2,218,172)
Net goodwill at September 30, 2005	1,508,440

Trademark	242,452

Less impairment of trademarks	(142,452)

Total net goodwill and intangibles	$1,608,441

As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition, the DIRT acquisition, the UMP acquisition, the MARS acquisition, and the Lernerville acquisition were treated as separate reporting units for purposes of making these impairment calculations. During the year ended September 30, 2004 an impairment of $2,954,978 was recorded related to the goodwill associated with the acquisition of the World of Outlaws, UMP and Dirt was determined to be impaired by $2,027,248, $2,218,171 and $1,611,700 respectively. In addition, the trademark associated with the World of Outlaws was determined to be impaired by $142,452. These amounts were charged to current earnings for the year ended September 30, 2005.
NOTE 7 — ACCRUED LIABILITIES
Accrued liabilities at September 30, 2005 and 2004 consisted of the following:

	September 30,	September 30,
	2005	2004
Points fund	$1,895,255	$1,282,992
Purchase price obligation	—	925,000
Business relationship termination agreement	823,000	—
Interest	256,504	86,435
Salaries, wages and other costs in connection with office closing	234,560	—
Acquisition liabilities	103,500	—
Sanctioned track rebates	97,500	—
Other accrued liabilities	36,845	157,757

Total Accrued Liabilities	$3,447,164	$2,452,184

NOTE 8 — DEFERRED REVENUE
Deferred revenues at September 30, 2005 and 2004 consisted of the following:

	September 30,	September 30,
	2005	2004
Sanction fee advances	$180,878	605,700
Sponsorship prepayments	111,563	272,989
Memberships	20,485	45,111
Season Passes / Prepaid Tickets	569,850	335,228

	$882,776	$1,259,028

NOTE 9 — NOTES PAYABLE
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
In accordance with Emerging Issues Task Force Pronouncement 96-19, $800,000 the value of the shares issued to Boundless Investments by a shareholder on behalf of the Company was charged to operations during the year ended September 30, 2004 as a debt extinguishment expense.
In connection with the Company’s financing in February 2005 (see Note 10) (the “Series B Financing”), the Company entered into an exchange letter agreement with Boundless Investments, pursuant to which the Company converted approximately $1,045,000 of the Boundless Investments Note into 425.786 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 340,629 shares of common stock. The Boundless Investments Note provided for conversion into shares of Series A Preferred Stock with a value equal to 110% of the principal of and accrued interest thereon. The increased conversion preference of $102,955 was recorded as additional interest expense for the year ended September 30, 2005. The Boundless Investments Note was subsequently amended to reflect the unconverted principal balance of $1,000,000 and the option of the holder to convert the principal of and interest on the Boundless Investments Note into Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”).
Notes payable at September 30, 2005 consisted of the following:
$1,000,000 principal amount of the Boundless Investments Note. The Boundless Investments note bears interest at 8% per annum, payable quarterly, and matures on May 19, 2007. Boundless Investments has the option to convert the outstanding principal plus accrued interest into shares of Series B Preferred Stock at a conversion ratio equal to 110% of the outstanding principal and interest at the conversion date. The Company incurred initial loan acquisition fees of $201,765. These fees were amortized to interest expense over six months, the period required for the preferential conversion features to vest. The initial proceeds of $2.0 million from the issuance of the Boundless Investments Note, the beneficial conversion ratio effective six months after the conversion date, and the warrants associated with the beneficial conversion rights were allocated to each instrument based on their fair values. The sum of the relative fair value of the beneficial conversion ratio and the warrants associated with the beneficial conversion rights was determined to be in excess of the total proceeds received by the Company; therefore, the entire amount of proceeds was considered non-cash discount. The debt discount was amortized to interest expense over the period from the date of issuance to the date of earliest conversion, six months from the date of issuance. The Company reported additional interest expense of $700,000 and $1,300,000 in the fiscal years ended September 30, 2004 and 2005 respectively related to the amortization of the discount on this note.
$330,000 note payable issued in connection with the purchase of Lernerville Speedway, which is due in $110,000 installments on October 30, 2005, May 30, 2006 and May 30, 2007. These notes are secured by a mortgage on the Lernerville Speedway Facility. Included in these notes are interest charges totaling $36,500.
$2,300,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.
$200,000 in 8% notes payable to existing shareholders due on demand.

$4,000,000 in 8% notes payable to existing shareholders, classified as current, due and payable on the first to occur of: (i) September 30, 2005; (ii) the completion of an equity or debt offering raising gross proceeds of at lease $6,000,000 or (iii) the acceleration of the obligations under the promissory notes. The Company incurred initial loan acquisition fees of $200,000 and issued 774,000 warrants in connection with the issuance of the notes payable. A $3.4 million value for these warrants was determined based on the Black-Scholes fair value method and is recorded as a non-cash debt discount. The debt discount was recorded at the date of issuance and the fees and warrant value was amortized as interest expense over the three-month term of the notes payable. Amortization was complete as of September 30, 2005.
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Note are also guaranteed by the Company.
$500,000 non-interest bearing note to individual due in monthly installments of $20,000 commencing in October of 2005 with one final payment of $400,000 due in March 2006. This not was issued in connection with the reacquisition by the Company of 768,999 shares of its common stock.
$77,510 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
The aggregate amounts of maturities of debt during each of the years ending September 30, 2005 through 2009 are:

2006	5,727,788
2007	287,498
2008	1,189,858
2009	2,506,580
2010	249,343
2011	1,096,443

$11,057,510

NOTE 10 — STOCKHOLDERS’ EQUITY
On November 30, 2004, the Company issued 164,384 shares of unregistered common stock and warrants to purchase 40,000 shares of the Company’s common stock in connection with the UMP acquisition as described in Note 4 above. The stock was valued at $600,000 and the warrants were valued at $132,187.
On June 30, 2005, the Company issued warrants to purchase 774,000 shares of the Company’s common stock in connection with the issuance of $4 million in promissory notes as described in Note 9 above. The warrants were valued at $3.4 million.
Effective July 26, 2005, the Company entered into and consummated a securities exchange agreement with Paul A. Kruger, the Company’s Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Kruger surrendered 1,500,000 shares of the Company’s common stock, which shares were subsequently canceled by the Company, in exchange for a five year warrant to purchase 750,000 shares of the Company’s common stock, at an exercise price of $5.00 per share. The effect of these transactions was to reduce common stock by $150 and increase additional paid in capital by $150.
Effective August 9, 2005, the Company, Mr. Kruger, Bobby Hartslief (the former Chief Operating Officer and a director of the Company), and members of Mr. Hartslief’s family entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination agreement provided for, among other things, the payment by the Company to Mr. Hartslief of $180,000 as severance pay, the cancellation of 50,000 issued shares of common stock of the Company owned by the Hartslief family and all other unissued stock and/or option grants made to Mr. Hartslief, the granting of an option to the Company, or its designee, to purchase the remaining 250,000 shares of common stock of the Company owned by the Hartslief family at a price of $2.00 per share, and the mutual releases by the Company and Mr. Kruger, on the one hand, and the Hartslief Family, on the other hand. In addition, as part of the Termination Agreement, Mr. Hartslief agreed for a period of one-year not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. The $180,000 severance payment was expenses in 2005. The par value of the cancelled shares was transferred from common stock to additional paid in capital during 2005.
Effective September 22, 2005, the Company and Glenn Donnelly (Consultant) entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination Agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,000,000 cash, a note payable in the amount of $500,000, the cancellation of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly, and 500,000 shares currently held by Donnelly to be re-issued. In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. As of September 30, 2005 the cash payment due to Mr. Donnelly remained unpaid. Subsequent to year end this settlement amount was reduced to $1,290,000. The Company has retroactively reflected the $210,000 reduction in the termination agreement as of September 30, 2005. The entire $1,290,000 settlement was treated as the cost of retiring the 768,999 shares of stock returned by Glenn Donnelly and cancelled.
Preferred Stock
Effective July 30, 2004, the Company issued 4,790.37 shares of its newly designated Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,832,297 shares of it’s common stock, $0.0001 par value per share (the “Series A Warrants”), for an aggregate sales price of $11,560,199 net of offering cost of $1,373,796. In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of the Series A Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $2,700 per share (the “Liquidation Preference Amount”) of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment shall be made or any assets distributed to the holders of the Common Stock or any other Junior Stock. If the assets of the Company are not sufficient to pay in full the Liquidation Preference Amount plus any accrued and unpaid dividends payable to the holders of outstanding shares of the Series A Preferred Stock and any series of preferred stock or any other class of stock on a parity, as to rights on liquidation, dissolution or winding up, with the Series A Preferred Stock, then all of said assets will be distributed among the holders of the Series A Preferred Stock and the other classes of stock on a parity with the Series A Preferred Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation payment with respect to each outstanding fractional share of Series A Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment with respect to each outstanding share of Series A Preferred Stock.
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
The proceeds from issuance of the Series A Stock and the Series A Warrants were allocated to each instrument based on their relative fair values. Additionally, the Series A Stock included a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, are deemed a dividend to holders of the Preferred Stock. The Warrants are exercisable and the Preferred Stock is convertible immediately. The sum of the relative fair value of the Series A Warrants and the intrinsic value of the beneficial conversion ratio of the Series A Stock was determined to be in excess of the proceeds received by the Company; therefore, the entire $11,560,199 in proceeds is considered a non-cash dividend to the holders of the Series A Stock and was recorded at the date of issuance and included in the determination of net loss applicable to common stock. . Commencing one year following the date of the initial issuance of the Series A Preferred Stock , the holders of record of shares of Series A Preferred Stock shall be entitled to receive dividends at the rate of four percent (4%) of the stated Liquidation Preference Amount per share per annum and increasing to six percent (6%) of the stated Liquidation Preference Amount per share per annum commencing two years following the Issuance date, payable semi-annually at the option of the Company in cash or in shares of Common Stock.
The Series A Warrants expire on July 29, 2011 and have an exercise price of $3.00 per share. Subject to an effective registration statement covering the resale of the shares of common stock issuable upon exercise of the Series A Warrants, the Company may redeem the Series A Warrants in a cashless conversion at any time after July 29, 2006, if (a) the closing bid price of our common stock is equal to or greater than $6.00 per share for ten consecutive trading days, and (b) the dollar trading volume for each of the ten trading days exceeds $500,000.
The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series A shares. This agreement calls for the Company to file a registration statement by November 27, 2004. The agreement also calls for the registration statement to become effective by January 26, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 1 1/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption should the Company fall to file a registration statement or if the registration statement fails to become effective.
On February 25, 2005, the Company entered into a Series B Convertible Stock Purchase Agreement pursuant to which the Company issued and sold 1,333.33 shares of its newly designated Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”) and warrants to purchase 666,667 shares of our common stock, $0.0001 par value per share (the “Series B Warrants”), for an aggregate purchase price of $4,000,000, which consisted of $3,300,000 in new investment and the conversion of $700,000 of outstanding debt into Series B Stock. In March 2005, the Company sold an additional 333.33 shares of Series B Convertible Preferred Stock and issued warrants to purchase 333,333 shares of our common stock for an aggregate purchase price of $1,000,000. The proceeds from issuance of the Series B Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Series B Preferred Stock and considered a non-cash dividend recorded during the quarter and has been included in the determination of net loss applicable to common stock for the year ended September 30, 2005. Commencing eighteen months following the date of the initial issuance of the Series B Preferred Stock, the holders of record of shares of Series B Preferred Stock shall be entitled to receive dividends at the rate of four percent (4%) of the stated Liquidation Preference Amount per share per annum and increasing to six percent (6%) of the stated Liquidation Preference Amount per share per annum commencing 30 months following the issuance data payable semi-annually at the option of the Company in cash or in shares of Common Stock.
The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series B shares. This agreement calls for the Company to file a registration statement by October 15, 2005. The agreement also calls for the registration statement to become effective by December 15, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 1 1/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective.
In connection with the Series B financing, the Company entered into an exchange letter agreement, pursuant to which the Company converted approximately $1,045,000 in outstanding debt into 425.786 shares of Series A Convertible Preferred Stock, and Series A Warrants to purchase 340,629 shares of common stock. This conversion was completed in accordance with the conversion terms contained within the note. The note provided for the conversion of the note into Series A Preferred stock with a value equal to 110% of the note and accrued interest exchanged. The increased conversion preference of $102,955 was recorded as additional interest expense for the year ended September 30, 2005.
On March 30, 2005, the Company entered into an Exchange Agreement with the holders of the Series A Stock pursuant to which the holders of the Series A Stock exchanged each outstanding share of Series A Stock for one share of Series B Convertible Preferred Stock. The Series A Stock was convertible into an aggregate of 5,216,151 shares of common stock, representing a conversion price of $2.70 per share. The Series B Convertible Stock converted into 5,216,151 shares of the Company’s common stock representing a conversion price of $3.00. The increase in the face value from the Series A to Series B Convertible Preferred Stock of $1,564,846 is a deemed dividend to the holders of the Series B Convertible Preferred Stock and has been included in the determination of net loss applicable to common stock for the year ended September 30, 2005.
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
The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series C shares. This agreement calls for the Company to file a registration statement by October 15, 2005. The agreement also calls for the registration statement to become effective by December 15, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 1 1/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective.
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
The Company incurred $545,000 in placement agent and legal fees in connection with the issuance of the Series B Convertible Preferred Stock and is included as a reduction of additional paid in capital for the year ended September 30, 2005.
NOTE 11 — RELATED PARTY TRANSACTIONS
The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Hildalgo Trading Company, LLC. Mr. Kruger previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $75,000 and $58,225 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the years ended September 30, 2005 and 2004, respectively.
The Company rents office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the years ended September 30, 2005 and 2004, respectively, the Company incurred $78,667 and $49,090 of rent expense for the Company’s corporate offices.
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
The tax effects of temporary differences giving rise to deferred tax assets and liabilities at September 30, 2005 and September 30, 2004 are as follows:
At September 30, 2005, the Company had net operating loss carry forwards of approximately $19,756,000 for federal income tax purposes. Net operating loss carry forwards generated prior to the merger, of approximately $120,000, of The Entity, Inc. will be limited due to change in control regulations under the Internal Revenue Code.
Deferred tax assets and liabilities are comprised of the following as of September 30, 2005 and September 30, 2004:

	September 30,
	2005	2004
Deferred income tax assets
Tax effect of impairment of goodwill in excess of amounts amortized for income tax reporting purposes	$ 3,175,000	$1,013,000
Tax effect of net operating loss carry forward	7,606,000	2,137,000
Deferred income tax liabilities		—
Tax effect of tax depreciation in excess of book depreciation	(68,000)	(8,000)

	$ 10,713,000	$3,142,000
Valuation allowance	(10,713,000)	(3,142,000)

Net deferred tax asset	$—	$—

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company’s of effective tax benefit for the years ended September 30, 2005 and September 30, 2004 are as follows:

	September 30,
	2005	2004
Income tax benefit — Federal	$ 6,696,000	$2,620,000
Income tax benefit — State	875,000	361,000
Less valuation allowance	(7,571,000)	(2,981,000)

Income tax provision	$—	$—

At September 30, 2005, the Company had available unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year of Expiration	Amount
2023	$ 475,000
2024	5,025,000
2025	14,256,000
19,756,000
NOTE 13 — COMMITMENTS
The Company leases a truck for use in transporting merchandise and equipment to the tracks in connection with the Company’s weekly racing series. The lease agreement continues through November, 2005 at a monthly rate of $1,316.
A wholly-owned subsidiary of the Company has a lease agreement for the Canandaigua Track through July 1, 2006 at a yearly rate of $22,000.

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$40,700	$34,177	$6,523	$—	$—
Operating lease expenses for the years ended September 30, 2005 and 2004 were $48,148 and $29,012, respectively.
The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at September 30, 2005 was $1.1 million.
NOTE 14 — LITIGATION AND CONTINGENCIES
We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not, in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.
NOTE 15 — CONSOLIDATION OF OPERATIONS
In an effort to streamline operations and administrative functions, and to better position the Company to effectively manage growth, The Company’s Colorado office has been closed and operations have been consolidated with the Company’s Oklahoma office. As part of this transition, the Company has expensed $40,000 for the settlement amount of the remaining contractual obligation for the Colorado office lease. The Company also accrued $342,575 for salaries, wages and other expenses incurred in connection with the closing of the Colorado office and consolidation of the Company’s office in Norman, Oklahoma. These expenses are included as general and administrative expense in the year ended September 30, 2005.
NOTE 16 — SUBSEQUENT EVENTS
Effective November 18, 2005, the Company and Glenn Donnelly (Consultant) amended a Business Relationship Termination Agreement (the “Termination Agreement”). The termination agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,323,000. Of this total settlement $16,500 was due immediately with another $16,500 due December 15, 2005. These amounts were due on the terms of a consulting agreement and were recorded as an expense for the year ended September 30, 2005. In addition, $1,000,000 was issued in the form of a promissory note due and payable on the earlier of: two business days following the closing by the Company of an equity or equity-linked financing of at least $9 million or May 15, 2006, both with interest accruing at a rate of 8% per annum. A second promissory note was issued for $290,000 with interest accruing at a rate of 8% per annum due and payable in the following manner: commencing as of the 15th day of January 2006 and continuing thereafter on the day of each calendar month for four months thereafter, the unpaid balance of this note shall be due and payable in equal monthly installments of $48,333.00 each for a total of five equal and consecutive monthly payments with a final payment equal to $48,335.00 due and payable on June 15, 2006. The termination agreement required the surrender of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly and 500,000 shares currently held by Donnelly to be re-issued. In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track car racing or the promotion and/or sanctioning of dirt track car racing.
In December 2005, the Company has raised $4,200,000 of additional capital through the issuance of notes payable. The proceeds will be used to fund working capital and general operations. The notes bear interest at 8% for the first six months from the date of issuance and 12% thereafter and matures on October 31, 2006.
In December 2005, the Companys Board of Directors voted to change its fiscal year and from September 30 to December 31 and will be preparing audited Financial Statements as of and for the years ending December 31, 2005 and December 31, 2004 for filing on the Company’s Annual Report on Form-10KSB.