Form 10KSB
period 2005-12-31
DIRT MOTOR SPORTS, INC.
filed 2006-03-31
CIK 793041

UNITES STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2005 to December 31, 2005
0-18045
(Commission file number)
DIRT Motor Sports, Inc.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-0953839 (IRS Employer Identification No.)
2500 S. McGee, Suite 147, Norman, Oklahoma 73072
(Address of principle executive offices) (Zip Code)
Issuer’s telephone number, including area code: (405) 360-5047 or (877) 5-RACING
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None
Name of each exchange on which registered: N/A
Securities registered pursuant to Section 12(g) of the Act:
Title of each class: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☑ Yes ☐ No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for the transition period ended December 31, 2005 were $1,963,297
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of March 20, 2006: $22,117,300 (at a closing price of $4.00 per share).
As of March 20, 2006, 11,720,555 shares of the issuers, $.0001 par value common stock were outstanding.
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
We are a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate 7 dirt motorsports tracks (4 are owned and 3 facilities are under short term lease agreements) in New York, Pennsylvania and Florida. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT MotorSports, United Midwestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series and we expect to sanction races at nearly 200 tracks across the United States and Canada.
On February 4, 2004, the Company completed the acquisition of substantially all the assets of The World of Outlaws, Inc. (“World of Outlaws”). Prior to this event, the Company was devoting substantially all of its efforts to establishing the business and was therefore a development stage enterprise until February 4, 2004.
During the quarter ended December 31, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of DIRT Motorsports, Inc. (“DIRT”) and two affiliated race tracks.
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
As of March 20, 2006, the Company has eighty-one (81) full-time employees.
The Company elected to change its year end from September 30 to December 31. Accordingly, the Company’s financial statements have been prepared for the three months ended December 31, 2005, and going forward will be prepared for a calendar year. In view of this change, this Form 10-KSB is a transition report and includes financial information for the three month transition period ending December 31, 2005 and the three month period ended December 31, 2004.

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
Of the sanctioning bodies in the United States, NASCAR, IRL, NHRA, and Grand Am are among the more well known. The largest auto-racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by the National Association of Stock Car Auto Racing (NASCAR). Until roughly ten years ago, NASCAR events and viewership were predominately confined to the southeastern part of the US. Today, NASCAR races are held, and viewers hail from, all over the world.
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
Dirt-Track Racing
The dirt-track style of auto racing is considered one of the more affordable, grass roots family entertainment forms of motor sport racing, especially among motor sport enthusiasts. Many of the dirt oval tracks in operation in the United States today have their roots at county or state fairgrounds and dirt track racing has historically been the highlight at these state and county fairs. Historically, these types of races were promoted locally. Many of the promoters of dirt-track style racing saw large profits made in this form of racing, and in turn, built their own tracks and began promoting races on a more regional basis.
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
Television and Electronic Media Distribution Rights
Increased exposure to sanctioned events generally leads to increased revenues from sponsorships and other forms of advertising in addition to the revenues generated from licensing the broadcast and distribution rights for the events. Thus, we believe that to obtain the greatest exposure for its events and the highest value in sponsorship rights, the Company must promote its sanctioned events though television and other electronic media distribution. To this end, we will seek broadcast and media distribution partners. We expect to model these efforts after NASCAR which saw a twenty-nine percent increase in television viewership in 2002. In 2003, we entered into an agreement with The Outdoor Channel which extends through December 31, 2006. Under this agreement a minimum of 27 one hour tape delayed World of Outlaws Sprint Series race programs per year will be produced at the expense of The Outdoor Channel. In 2005, The Outdoor Channel actually produced 41 programs.
Membership Fees
In order for a motor sport racing team to compete in sanctioned races, the teams must first pay membership fees to the sanctioning body for that race. These fees typically increase with the popularity of race series and serve to pay for costs associated with running a sanctioning body. Our membership fees range from $50 to $100 per individual, depending on several variables, including the ability of the Company to successfully promote the races it sanctions.
Event Ticket Sales
Track owners and promoters make a large portion of their revenues from event ticket sales. The prices charged range from $10 to $100 depending on several variables, including: size of race, race venue, popularity of the drivers, teams and overall racing series. The Company will only receive revenues from event ticket sales at tracks it owns or leases or at events that are co-promoted with a track owner.
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
In 2005, World of Outlaws held 94 sanctioned races at over 50 dirt tracks throughout the United States and three additional races in Australia. Eight of the 94 World of Outlaws races in 2005 were held in connection with NASCAR Nextel Cup weekends or the IRL weekends to capitalize on the popularity of NASCAR and IRL.
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
Until late in 2005, the World of Outlaws Sprint Series was the only national sprint car touring series. There are other regional and local races; however, we create our sprint series schedule taking into account competing venues.
The DIRT Modified Series is the largest regional touring series of big block modifieds. Though primarily held in the Northeastern states, the DIRT Modified Series has a national presence due to broadcast coverage on The SPEED Channel. There are no national big block modified touring series.
Our dirt track style racing series also face competition from pavement racing series including NASCAR, IRL, USAC and CART. Dirt track racing is often a training ground for pavement drivers. Jeff Gordon, Tony Stewart, Kasey Kahne, Ryan Newman, Kenny Schraeder, and Carl Edwards are among those current NASCAR drivers who began their racing careers on dirt tracks. While there is cross-over between audiences, many fans appreciate the level of passing and action on a dirt track that is not always evident with pavement venues.
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
Impairment of goodwill
Our failure to meet projected revenue and earnings has resulted in the impairment of goodwill incurred in connection with various acquisitions of existing operations. As of December 31, 2005, the Company had $1,508,440 of goodwill net of impairments of $8,812,097. This goodwill which was incurred in connection with the acquisition of the World Of Outlaws, DIRT, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. DIRT was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005. There was no additional goodwill impairment recognized in the transition period ended December 31, 2005.
Our success depends in part upon sales of sponsorships to our racing series and racing events.
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
As of March 20, 2006, our executive officers, directors and principal stockholders together beneficially own approximately 85% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
Our common stock is currently traded on the OTC under the symbol DMSP. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. This volatility often has been unrelated to the operating performance of the Company. These broad market fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this prospectus. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.
Our stock price may decline if additional shares are sold in the market.
As of March 20, 2006, we had 11,720,555 shares of common stock outstanding. In addition, as of December 31, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock and we had warrants exercisable for 12,631,023 shares of common stock outstanding. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

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
Leased Racing Facilities
In addition to its owned racing facilities, the Company leases three racing facilities, the Canadaigua Speedway, the Syracuse Fairgrounds Race Track, and the Orange County Fair Speedway.
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
The Orange County Fair Speedway is leased on an annual basis at a rate of $100,000 per year. The track is located in Middletown, New York.
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
The following directors were elected at the Meeting:
Paul A. Kruger
Daniel W. Rumsey
Lyle W. Miller
Each of the foregoing directors received the vote of shareholders holding 9,899,805 shares of our common stock in favor of the election of the foregoing directors, and no votes were cast against or withheld with respect to their election. No shares of the Company’s outstanding securities other than shares of common stock were entitled to vote in the election of directors.
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

	Quarterly Common Stock Price Ranges
	for the Year Ended December 31,
	2005		2004
Quarter	High	Low	High	Low
1st	5.60	4.25	4.00	2.75
2nd	5.60	4.00	2.90	1.20
3rd	6.00	3.80	4.50	1.50
4th	6.20	5.75	5.50	3.50
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
United Midwestern Promoters
On November 30, 2004, the Company issued 164,384 shares of unregistered common stock and warrants to purchase 40,000 shares of the Company’s common stock in connection with the UMP acquisition as described in Note 4 of the financial statements. The stock was valued at $600,000 and the warrants were valued at $132,187.
Debt
On June 30, 2005, the Company issued warrants to purchase 774,000 shares of the Company’s common stock in connection with the issuance of $4 million in promissory notes. The warrants were valued at $3.4 million.
During the transition period ending December 31, 2005, the Company issued warrants to purchase 1,262,500 shares of the Company’s common stock in connection with the issuance of $9.2 million in new promissory notes of which $4.85 million of existing promissory notes and $124,000 of accrued interest were exchanged for the new promissory notes. The warrants were valued at $4.3 million.
Stock Grants
On October 8, 2004, the Company issued 50,000 shares of restricted common stock to each of the following individuals: Mr. Kruger, Mr. Hartslief, and Mr. Cathcart as employee stock grants. The stock was valued at $3.50 per share.
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
As of March 20, 2006, there were 11,720,555 shares of our common stock outstanding held by approximately 430 stockholders of record.
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
During the year ended September 30, 2005 the Company resolved the contingent purchase amount which ultimately released the Company from any further obligations for the purchase price. As a result the Company reduced its accrued liabilities and goodwill by $925,000 during the year ended September 30, 2005.
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
The Company began to experience collection delays in amounts due from NVE during the year ended September 30, 2005 and NVE has filed for protection under the bankruptcy laws of New Jersey. Additionally, future collections under the agreement are uncertain and as such, the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the financial statements for the year ended September 30, 2005.
UMP also had sponsorship agreements in place with a tire company, which called for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. UMP received $532,000 and $548,000 in sponsorship revenues from this tire company during the 12 months ended November 30, 2004 and December 31, 2005 respectively. These tire sponsorship agreements expire in 2007.
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
The Volusia Speedway acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)

Buildings & equipment	$(926,393)

Results of Operations – Impact of Seasonality and Weather on Results
     During the transition period ended December 31, 2005 we conducted 8 World of Outlaw Sprint Series races, 4 World of Outlaw Late Model Series Races, 2 Advance Auto Parts Big Block Modified Events, and over 18 other major racing events in our other regional and touring racing series. Most of our events occur in the period from March to November each year. As a result, our business has been, and is expected to remain, highly seasonal.

The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to reduce operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the transition period ended December 31, 2005 are not indicative of results that may be expected for the entire year because of such seasonality.
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
Results of Operations – Comparison of Three Months Ended December 31, 2005 (“2005”) and December 31, 2004 (“2004”)
The overall increase in our revenues and expenses from 2004 to 2005 is due to the acquisitions made in late 2004 and during 2005. At December 31, 2004 we had 22 employees and at December 31, 2005 we had 60 employees.
Revenues – Our total revenues increased from $1.8 million in 2004 to $2.0 million in 2005.
Race sanctioning and event fees revenue increased from $221,000 in 2004 to $691,000 in 2005. This increase is due primarily to an increase in the number of events that we co-promoted during the period and is expected to increase in 2006 as the number of scheduled races increases. The increase was due in part to an increase in the number of scheduled events in our primary touring series and an increase in the sanctioning fees and event fees collected for each event in 2005 as compared to 2004. The increase in the number of events and increased sales per event resulted in steady merchandise sales and an increase in race equipment sales and other revenues.
During 2005 we generated $742,000 in admission fees and ticket sales. We expect these revenues to increase in 2006 as racing begins at the recently acquired Volusia track. In 2004, we generated $1,093,000 in admissions revenue. This decrease is due to fewer events held during this transition period at Company owned tracks as compared to last year at this time. This may be due in part to fewer cancellations of scheduled events during the year which would have required rescheduling to the end of the race season to be held during this 3 month period. Our sponsorship and advertising revenues increased from $227,000 in 2004 to $331,000 in 2005. This increase is due to our tire and fuel sponsorship agreements and other sponsorship revenues. Sales of merchandise decreased from $167,000 in 2004 to $163,000 in 2005 due in part by merchandise given away through various promotions.
Operating expenses – Our operating expenses increased from $3.3 million in 2004 to $4.7 million in 2005.
Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $1.5 million in 2004 to $2.9 million in 2005 due to an increase in the number of events held. In 2005 and 2004, we incurred $836,000 and $800,000 respectively in fees paid to drivers as purse/prizes or attendance fees. In 2005 and 2004, we incurred expenses of $110,000 and $236,000 respectively for the accumulation of the year-end 2005 drivers’ points funds.
Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased from $78,000 in 2004 to $287,000 in 2005 due to increases in labor and travel related to the addition of staff for new sales and marketing fulfillment.
Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales increased from $75,000 in 2004 to $311,000 in 2005. Increases in these expenses correspond with the increased number of events and merchandise sales. Gross margins decreased from 54% in 2004 to a negative 91% in 2005 due to merchandise given away through various promotions and increases in labor and travel related to staffing for new merchandise kiosks.
General and administrative – Our general and administrative expenses decreased from $1.6 million in 2004 to $963,000 in 2005 due to the reporting of personnel and other operating costs to track and event operations for those expenses directly related to track and event operations.
Depreciation and amortization – Depreciation and amortization expense increased from $47,000 in 2004 to $244,000 in 2005 due to an increase in assets as a result of the acquisitions described herein.

Interest expense, net – Interest expense remained steady at $1.1 million in 2004 and 2005. The non-cash amortization of the discount recorded in connection with the beneficial conversion rights in the $2.0 million note payable issued in 2004 and discount recorded for the value assigned to warrants issued in conjunction with $4.0 million in promissory notes issued on June 30, 2005 accounted for $1.0 million of interest expense during the three month period ending December 31, 2004. The non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the $9.1 million in promissory notes issued during the transition period ending December 31, 2005 resulted in $685,000 of interest expense.
Liquidity and Capital Resources
At December 31, 2005, the Company had negative working capital of $9.0 million. The Company generated $2.0 million in revenues during the transition period ended December 31, 2005; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits during the transition period ended December 31, 2005 has been from the issuance of notes payable.
During the transition period ended December 31, 2005, the Company used $4.9 million in operating activities primarily the result of a net loss of $3.8 million, net prepayments of marketing expenses of $0.5 million, net payments of accrued liabilities of $1.7 million and reduction of deferred revenue by $0.7 million.
During the transition period ended December 31, 2005, the Company used $154,000 in investing activities primarily for track improvements.
During the transition period ended December 31, 2005, financing activities provided $4.3 million through the issuance of notes payable.
The Company incurred a net loss of $3.8 million for the transition period ended December 31, 2005. The Company has an accumulated deficit of $37.9 million and negative working capital of $9.0 million as of December 31, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The following table summarizes our contractual obligations as of December 31, 2005:

			Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations
Operating leases	$127,806	$124,545	$3,261	$—	$—
Employment Agreements	$927,500	$510,000	$417,500	$—	$—
Notes payable and accrued interest	$16,562,438	$11,268,568	$1,505,624	$2,724,031	$1,064,215

Total	$17,617,744	$11,903,113	$1,926,385	$2,724,031	$1,064,215
Operating lease expense for the three months ended December 31, 2005 and 2004 was $11,343 and $7,898, respectively.
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
The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $13,000 and $15,500 of total revenues for the respective three months ended December 31, 2005 and 2004.
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
Net loss Per Share
Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended December 31, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	December 31
	2005	2004
Net (Loss)	$(3,792,256)	$(2,545,770)

Net loss applicable to common stock	$(3,792,256)	$(2,545,770)

Net loss applicable to common stock per common share -
Basic and diluted	$(.32)	$(.18)

Weighted average common shares outstanding -
Basic and diluted	11,720,555	14,343,566

In addition, as of December 31, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the transition period ended December 31, 2005:

			Weighted Average
		Weighted Average	Contractual Life
	Shares	Exercise Price	(years)

Series A warrants	4,172,925	$3.00	5.6

Series B warrants	933,334	$4.00	6.2

Series C warrants	2,200,000	$5.00	6.2

Placement agent warrants	1,186,266	$3.07	5.8

UMP acquisition warrants	40,000	$3.65	2.0

Warrants issued in exchange for the surrender of common stock	750,000	$5.00	6.6

Promissory note warrants	1,262,500	$4.50	6.8

Employee stock options	650,000	$3.63	1.8

Total warrants and stock options outstanding	11,195,025	$3.83	6.6
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
The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of December 31, 2005, the Company believes there is no impairment of property and equipment.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application of prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140 and SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 were recently issued. These statements have no current applicability to the Company and have no effect on its financial position, results of operations, or cash flows.
Item 7. Financial Statements and Supplementary Data
Please refer to pages 34 through 39.
Item 8. Changes in and Disagreements on Accounting and Financial Disclosure
None
Item 8A. Evaluation of Internal and Disclosure Controls
The Company’s Chief Executive Officer and the Company’s principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the date of the financial statements included in this report on Form 10-KSB, have concluded that as of the evaluation date, the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in our periodic SEC filings is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.
Item 8B. Other Information
None
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The following table provides information about our executive officers and directors and their respective ages and positions as of December 15, 2005. The directors listed below will serve until our next annual meeting of stockholders:

Name	Age	Position
Paul A. Kruger	51	Chairman of the Board, Chief Executive Officer and President
Brian M. Carter	36	Vice President and Chief Financial Officer
Joseph G. Dickey	36	Vice President and Chief Administrative Officer
Daniel W. Rumsey	43	Director
Lyle W. Miller	61	Director

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
Brian M. Carter, Vice President, Chief Financial Officer. Mr. Carter has served as the Company’s Vice President and Chief Financial Officer since February 1, 2005. Prior to joining the Company he served as the Vice President and Chief Financial Officer of Prescient Applied Intelligence, Inc. f/k/a The viaLink Company (“Prescient”) and served on Prescient’s Board of Directors since his appointment on December 23, 2003. From November 2000 until January 2002 he was Prescient’s Vice President of Finance, and from June 1999 to November 2000 he was Prescient. From January 1991 through June 1999 he held various positions with Deloitte & Touche LLP, most recently as Senior Manager. Mr. Carter continues to serve as a member of the board of directors Prescient. Mr. Carter received his B.B.A. in finance and accounting from Texas A&M University in 1990.
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
Daniel W. Rumsey. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the U.S. Securities and Exchange Commission’s Division of Corporation Finance. He has also served as assistant general counsel for Terra Industries, Inc., a company engaged in the production and marketing of nitrogen products for agricultural and industrial markets, and associate general counsel and corporate secretary of EchoStar Communications Corporation, a company engaged in direct broadcast satellite subscription television services. Mr. Rumsey is currently chief restructuring officer of P-Com, Inc., a company engaged in the manufacture and marketing of microwave radios for telecommunications networks. Prior to joining P-Com, Mr. Rumsey was vice president and general counsel of Knowledge Kids Network, Inc., a multi-media company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the president and general counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey currently serves as the chairman of the board of directors of Prescient Applied Intelligence, Inc. Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.
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
On July 8, 2005, Mr. Rumsey was appointed Chairman of our audit committee and Mr. Miller was appointed Chairman of our compensation committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The Company has determined that Mr. Rumsey is a financial expert as defined in Item 401(e)(2) of Regulation S-B under the Exchange Act. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers.

Director Compensation
Each director receives $1,500 per board meeting, with a minimum of six meetings per year. Each member receives $500 per conference call meeting held. Each Chairman of a board committee receives $10,000 per year. Each non-employee director receives an option to purchase 75,000 shares of restricted stock in the Company issued at the time of their initial election and vested over three years at 25,000 shares per year. At the end of each three year period, a continuing non-employee director will receive an additional option to purchase 75,000 shares, also vesting over a three year period. Directors are also reimbursed for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.
Indebtedness of Directors and Executive Officers
None of our directors or officers or their respective associates or affiliates is indebted to us.
Family Relationships
There are no family relationships among our directors or executive officers.
Compliance with Section 16 (a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the transition period ended December 31, 2005 we believe that our officers, directors and persons who own more than 10% of a registered class of our equity securities have timely filed all reports required by Section 16(a) of the Exchange Act. In making this disclosure, we have relied solely on our review of the copies of such forms received by us with respect to fiscal 2005, or written representations from certain reporting persons.
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
Item 10. Executive Compensation
The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the company from October 1, 2003 through the transition period ended December 31, 2005, of our Chief Executive Officer and our other named executive officers who earn in excess of $100,000.
SUMMARY COMPENSATION TABLE OF EXECUTIVES

					Long Term Compensation
Annual Compensation					Awards
					Restricted	Securities
Name and				Other Annual	Stock	Underlying
Principal	Fiscal	Salary	Bonus	Compensation	Awards	Options/
Position	Year	($)	($)	($)	($)	SARS (#)
Paul A. Kruger	2004	180,000	0	0	$175,000	0
Chairman/CEO/President	2005	180,000	0	0	0	50,000
Brian M. Carter	2004	0	0	0	0	0
CFO	2005	165,000	0	0	0	300,000
Joseph G. Dickey	2004	0	0	0	0	0
CAO	2005	137,500	0	0	0	300,000
At December 31, 2005, the value of Mr. Kruger’s restricted stock was $1,023,750.

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
OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in Last	Exercise or Base
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Expiration Date
Paul A. Kruger	50,000	8%	3.50	10/08/2009
Brian M. Carter	300,000	46%	3.65	02/01/2010
Joseph G. Dickey	300,000	46%	3.65	02/01/2010
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
The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Hildalgo Trading Company, LLC. Mr. Kruger previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $30,000 and $27,000 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the three month periods ended December 31, 2005 and 2004, respectively.
The Company rents office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the three months ended December 31, 2005 and 2004, respectively, the Company incurred $39,122 and $14,820 of rent expense for the Company’s corporate offices. The Company’s number of employees increased from twenty-two (22) in 2004 to sixty (60) in 2005.
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

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.3	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.4	Form of Exchange Warrant. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.5	Registration Rights Agreement dated as of July 30, 2004, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.6	Promissory Note dated July 30, 2004. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.7	Waiver and Extension dated as of July 20, 2004.

4.8	Series B Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.9	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.10	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.11	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.12	Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.13	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.14	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.15	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.16	Form of Warrant issued by Dirt Motor Sports, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2006).

10.1	Promissory Note dated as of February 4, 2004. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.2	Security Agreement dated as of February 4, 2004, by and between WOWI Acquisition, Inc., a Texas corporation, and World of Outlaws, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2004).

10.3	Amendment No. 1 to Promissory Note dated as of October 30, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.4	Amendment No. 2 to Promissory Note dated as of November 28, 2003, by and between World of Outlaws, Inc., a Texas corporation, and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.5	Pledge Agreement dated as of June 26, 2003 by and between the Company and Ted Johnson. (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.6	Promissory Note dated January 23, 2004 by and between the Company and SXJE, LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.7	Guaranty dated January 23, 2004 by Paul Kruger in favor of SXJE, LLC. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-KSB filed for the year ended September 30, 2003).

10.8	Amendment to Promissory Notes and Loans dated as of April 15, 2004 by and between Mr. Paul Kruger and the Company.

10.9	Credit Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.

10.10	Promissory Note dated as of April 15, 2004 issued by the Company as maker to Mr. Paul Kruger as Payee.

10.11	Security Agreement dated as of April 15, 2004, by and between the Company and Mr. Paul A. Kruger.

10.12	Promissory Note dated May 19, 2004, by and between the Company and Boundless Investments, LLC.

10.13	Form of Promissory Note dated January 13, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on January 19, 2005).

10.14	Asset Purchase Agreement, dated as of June 7, 2005, by and among Volusia Operations, LLC, Volusia Speedway, Inc. and Richard F. Murphy. (Incorporated by reference to exhibit 10.1 if the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.15	Form of Promissory Note dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.2 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.16	Form of Mortgage dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.3 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.17	Form of Security Agreement dated June 30, 2005, by and between Volusia Operations, LLC and Richard F. Murphy. (Incorporated by reference to exhibit 10.4 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.18	Form of Guaranty dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. for the benefit of Richard F. Murphy. (Incorporated by reference to exhibit 10.5 of the Company’s current report on 8-K filed with the Commission on July 7, 2005).

10.19	Form of Promissory Note dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on July 8, 2005).

10.20	Form of Warrant dated June 30, 2005, issued by Boundless Motor Sports Racing, Inc. (Incorporated by reference to exhibit 10.2 of the Company’s current report on 8-K filed with the Commission on July 8, 2005).

10.21	Securities Exchange Agreement dated July 26, 2005, by and between Mr. Paul A. Kruger and Dirt Motor Sports, Inc. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on July 26, 2005).

10.22	Business Relationship Termination Agreement dated August 9, 2005, by and among Dirt Motor Sports, Inc., a Delaware corporation, Bobby P. Hartslief, Renee Hartslief, Cale Henry Hartslief, Tess Jordan Hartslief and Paul A. Kruger. (Incorporated by reference to exhibit 10.1 of the Company’s current report on 8-K filed with the Commission on August 10, 2005).

10.23	Business Relationship Termination Agreement dated November 18, 2005, by and among Dirt Motor Sports, Inc., a Delaware corporation, and Glenn Donnelly.

10.24	Form of Promissory Note, maturity date October 26, 2006 issued by Dirt Motor Sports, Inc. (Incorporated by reference to

Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2006).

10.25	Form of Promissory Note, maturity date April 30, 2006 issued by Dirt Motor Sports, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2006).

10.26	Stock Escrow Agreement dated as of October 24, 2005, by and among North Sound Legacy International Ltd, North Sound Legacy Institutional Fund LLC, Paul A. Kruger and Richard F. Dahlson. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2006).

16.1	Letter from Michael Johnson and Co., LLC dated April 28, 2004 regarding change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K reporting under Item 4 filed with the Commission on April 28, 2004).

23.1	Consent of Independent Auditors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian M. Carter *

32	Section 1350 Certification of Paul A. Kruger and Brian M. Carter *

*Filed herewith
Item 14. Principal Accountant Fees and Services
Audit Fees
The Company paid $51,979 in audit fees during the quarter ended December 31, 2004. Of this, $36,979 was paid to Murrell, Hall, McIntosh & Co., PLLP (“MHM”), our current auditor of record, the remainder of the fees were paid to BDO Seidman, LLP, the Company’s prior auditor. Audit fees were $52,873 for the 2005 transition period paid to MHM. As of March 20, 2006, we have paid MHM $205,614 for audit work related to the 2004 and 2005 audits.
Audit Related Fees
There were no fees billed for audit-related services not disclosed in “Audit Fees” above.
Tax Fees
In the quarter ended December 31, 2004, MHM did not perform any tax related services and therefore there were no amounts billed for fees for tax services. During the 2005 transition period the company paid $6,450 to MHM for tax preparation fees. As of March 20, 2006, we have paid MHM $16,208 for fees for tax services.
All Other Fees
No other fees were billed for services rendered by the Company’s principal accountants for the three month periods ended December 31, 2005 and 2004.
Compatibility of Certain Fees with Independent Accountants’ Independence
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Murrell, Hall, McIntosh & Co., PLLP in fiscal 2005. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.
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

Dirt Motor Sports, Inc. (Registrant)

By: /s/	Paul A. Kruger	Date: March 29, 2006

Paul A. Kruger, Chairman and Chief Executive Officer

By: /s/	Brian M. Carter	Date: March 29, 2006
Brian M. Carter, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/	Paul A. Kruger	Date: March 29, 2006
Paul A. Kruger, Director

By: /s/	Daniel W. Rumsey	Date: March 29, 2006
Daniel W. Rumsey, Director

By: /s/	Lyle W. Miller	Date: March 29, 2006
Lyle W. Miller, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We have audited the accompanying consolidated balance sheet of Dirt Motor Sports, Inc. as of December 31, 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dirt Motor Sports, Inc. as of December 31, 2005, and the consolidated results of their operations and cash flows for the three month period then ended, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that Dirt Motor Sports, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Dirt Motor Sports, Inc. has incurred significant net losses during the year ended December 31, 2005 and has negative working capital as of December 31, 2005. These matters raise substantial doubt about the ability of Dirt Motor Sports, Inc. to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Murrell, Hall, McIntosh & Co., PLLP
Oklahoma City, Oklahoma
March 29, 2006

DIRT MOTOR SPORTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and December 31, 2004

	December 31,	December 31,
	2005	2004
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,645	$—
Accounts receivable — trade	180,628	26,161
Inventory	132,056	71,177
Prepaid expenses and other current assets	476,303	197,801

Total current assets	807,632	295,139

Land, buildings and equipment, net	10,795,359	4,098,612
Trademarks	100,000	242,452
Contract Rights	—	1,005,000
Goodwill, net of impairment of $8,812,097 in 2005 and $2,954,978 in 2004	1,508,440	6,692,328
Prepaid Expenses – long term	333,333	—
Other assets, net of amortization of $106,487 in 2005 and $22,418 in 2004	230,562	233,281

Total assets	$13,775,326	$12,566,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Cash overdraft	$253,232	$55,279
Accounts payable	1,189,171	686,434
Accrued liabilities	1,009,181	1,952,521
Deferred revenues	178,784	490,909
Notes payable, net of discount of $3,622,406 in 2005	7,140,915	100,000

Total current liabilities	9,771,283	3,285,143
Notes payable – long term, net of discount of $1,333,330 in 2004	5,293,874	1,666,670

Total liabilities	15,065,157	4,951,813

Stockholders’ Deficit
Convertible preferred stock: $.01 par value; 10,000,000 shares authorized, 4,790.37 issued and outstanding	—	12,933,988
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at December 31, 2005	20,648,456	—
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2005	6,250,000	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,720,555 and 14,439,554 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	1,172	1,444
Additional paid-in capital	9,727,830	5,407,133
Accumulated deficit	(37,917,289)	(10,727,566)

Total stockholders’ deficit	(1,289,831)	7,614,999

Total liabilities and stockholders’ equity	$13,775,326	$12,566,812

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Quarter Ended
	Transition Period Ended	December 31,
	December 31,	2004
	2005	(Unaudited)
Revenues
Race sanctioning and event fees	$690,932	$220,797
Admission fees and ticket sales	741,898	1,092,926
Sponsorship and advertising revenue	330,770	227,078
Merchandise sales	162,810	166,750
Other revenue	36,887	78,682

Total revenues	$1,963,297	$1,786,233

Operating expenses
Track and event operations	2,881,313	1,485,414
Sales and marketing	286,632	78,180
Merchandise operations and cost of sales	311,105	74,682
General and administrative	963,373	1,592,153
Depreciation and amortization	243,944	47,100

Total operating expenses	4,686,367	3,277,529

Loss from operations	(2,723,070)	(1,491,296)

Other (Expenses) Income
Interest income	9,215	9,379
Interest expense	(1,085,141)	(1,063,853)
Other income	6,740	—

Total Other (Expense) Income	(1,069,186)	(1,054,474)

Net (loss)	$(3,792,256)	$(2,545,770)

Net (loss) applicable to common stock	$(3,792,256)	$(2,545,770)

Net (loss) applicable to common stock per common share —
Basic and diluted	$(.32)	$(.18)

Weighted average common shares outstanding —
Basic and diluted	11,720,555	14,343,566

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
As of December 31, 2005

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, September 30, 2003			15,740,500	$1,574	$171,002	$(474,617)	$(302,041)

Issuance of common shares	—	—	3,189,670	319	869,948	—	870,267

Issuance of Series A preferred shares	4,790	12,933,988	—	—	—	—	12,933,988

Offering costs	—	—	—	—	(1,373,789)	—	(1,373,789)
Contribution by shareholders from cancellation of shareholder loans	—	—	—	—	2,198,334	—	2,198,334
Payment of debt restructuring fees by Shareholder	—	—	—	—	800,000	—	800,000
Value assigned to rights to receive warrants in connection with note payable and beneficial conversion rights of note payable	—	—	—	—	2,000,000	—	2,000,000

Retirement of shares	—	—	(4,700,000)	(470)	470	—	—

Net loss	—	—	—	—	—	(7,707,179)	(7,707,179)

Balance, September 30, 2004	4,790	$12,933,988	14,230,170	$1,423	$4,665,965	$(8,181,796)	$9,419,580

Common stock issued, acquisitions	—	—	164,384	16	599,984	—	600,000

Common stock issued	—	—	45,000	5	8,995	—	9,000

Partial conversion of note payable into Series A preferred stock	426	1,149,622	—	—	—	—	1,149,622

Value assigned to beneficial conversion feature and warrants issued in connection with the issuance of Series B preferred stock	—	—	—	—	5,000,000	—	5,000,000

Issuance of Series B preferred stock	1,667	5,000,000	—	—	(5,000,000)	—	—

Exchange of warrant for Series C preferred stock	2,500	6,250,000	—	—	(800,000)	(6,250,000)	(800,000)

Value assigned to beneficial conversion feature of Series C preferred stock	—	—	—	—	800,000	—	800,000

Exchange of Series B preferred stock for Series A preferred stock, increase in liquidation preference	—	1,564,846	—	—	(1,564,846)	—	—

Value assigned to warrants issued in connection with acquisitions	—	—	—	—	132,187	—	132,187

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Placement agent fees	—	—	—	—	(500,000)	—	(500,000)

Registration and other costs	—	—	—	—	(45,000)	—	(45,000)

Value assigned to warrants issued in connection with issuance of notes payable	—	—	—	—	3,412,935	—	3,412,935
Cancellation of common stock in connection with employee termination	—	—	(450,000)	(45)	45	—	—
Agreement to cancel 768,999 shares of common stock in connection with a business relationship Termination agreement	—	—	(768,999)	(77)	(1,289,923)	—	(1,290,000)

Surrender of common stock warrants	—	—	(1,500,000)	(150)	150	—	—

Net loss	—	—	—	—	—	(19,693,237)	(19,693,237)

Balance, September 30, 2005	9,383	$26,898,456	11,720,555	$1,172	$5,420,492	$(34,125,033)	$(1,804,913)

Value assigned to warrants issued in connection with issuance and exchange of notes payable	—	—	—	—	4,307,338	—	4,307,338

Net loss	—	—	—	—	—	(3,792,256)	(3,792,256)

Balance, December 31, 2005	9,383	$26,898,456	11,720,555	$1,172	$9,727,830	$(37,917,289)	$(1,289,831)

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended December 31, 2005 and 2004

	2005	2004
		(Unaudited)
Cash flows from operating activities:
Net (loss)	$(3,792,256)	$(2,545,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,944	47,100
Assumption of prepaid sanction fees recognized as income	—	—
Non-cash interest expense, notes payable	684,931	—
Common stock issued for expenses	—	9,000
Restructuring fees paid by shareholder	—	1,000,003
Increase (decrease) in cash for changes in:
Accounts receivable	173,231	330,453
Inventory	195,536	1714
Prepaid expenses and other current assets	(174,744)	(103,822)
Other non-current assets and long term prepaid expenses	(369,571)	—
Accounts payable	594,358	328,080
Accrued liabilities	(1,744,654)	(499,662)
Deferred revenue	(703,992)	(768,119)

Net cash (used in) operating activities	(4,893,217)	(2,201,023)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(153,787)	(2,802,889)
Additions to other assets	—	2,703

Net cash (used in) investing activities	(153,787)	(2,800,186)

Cash flows from financing activities:
Cash overdrafts	253,232	—
Payments on notes payable	(146,877)	(60,000)
Proceeds from issuance of notes payable	4,200,000	—

Net cash provided by financing activities	4,306,355	(60,000)

Net increase (decrease) in cash and cash equivalents	(740,649)	(5,061,209)
Cash and cash equivalents, beginning of period	759,294	5,005,930

Cash and cash equivalents, end of period	$18,645	$(55,279)

Supplemental schedule of non-cash activities:
Issuance of warrants, acquisitions	$—	$132,187
Cash payments for interest	$41,238	$63,850
Issuance of common stock, acquisitions	$—	$609,000
Issuance of warrants with promissory notes	$4,307,338	$—
Conversion of accrued interest to promissory notes	$123,561	$—
The accompanying notes are an integral part of these consolidated financial statements.

Dirt Motor Sports, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 1 – THE COMPANY
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
During the quarter ended December 31, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of DIRT Motorsports, Inc. (“DIRT”) and two affiliated race tracks.
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
We are a leading marketer and promoter of motorsports entertainment in the United States. We operate 7 dirt motorsports tracks (4 are owned and 3 facilities are under short term lease agreements) in New York, Pennsylvania and Florida. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT Motorsports, United Midwestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote 16 national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series.
NOTE 2 – GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $3.8 million for the transition period ended December 31, 2005. The Company has an accumulated deficit of $37.9 million and negative working capital of $9.0 million as of December 31, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Admission fees and ticket sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $13,000 and $15,500 of total revenues for the three month periods ended December 31, 2005 and 2004, respectively.
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
Net Loss Per Share and Warrants Outstanding
Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended December 31, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	December 31
	2005	2004
Net (Loss)	$(3,792,256)	$(2,545,770)

Net loss applicable to common stock	$(3,792,256)	$(2,545,770)

Net loss applicable to common stock per common share —
Basic and diluted	$(.32)	$(.18)

Weighted average common shares outstanding —
Basic and diluted	11,720,555	14,343,566

In addition, as of December 31, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the transition period ended December 31, 2005. These warrants were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

		Weighted	Weighted Average
		Average	Contractual Life
	Shares	Exercise Price	(years)
Series A warrants	4,172,925	$3.00	5.6

Series B warrants	933,334	$4.00	6.2

Series C warrants	2,200,000	$5.00	6.2

Placement agent warrants	1,186,266	$3.07	5.8

UMP acquisition warrants	40,000	$3.65	2.0

Promissory note warrants	1,262,500	$4.50	6.8

Employee stock options	650,000	$3.63	1.8

Warrants issued in exchange for the surrender of common stock	750,000	$5.00	6.6

Total warrants and stock options outstanding	11,195,025	$3.83	6.6
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
Accounts Receivable
The Company uses the allowance method to account for uncollectible accounts receivable. As of December 31, 2005, all accounts receivable were considered collectible.
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
Pro forma information regarding net loss and loss per share is required by and has been determined as if the company had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in the fiscal year ended September 30, 2005 (no options were granted in 2004 or during the transition period ended December 31, 2005):

2005
Interest rates, (Zero-coupon U.S. Government Bonds issued with remaining life equal to expected term of options	2.5%
Dividend yields	0%
Volatility factors of the common stock	146%
Weighted average expected life	2.0 years
Resulting weighted average grant date fair value	$3.83
Additional expense under fair value method	$2,494,000
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because these stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The following table displays the effect on net loss and loss per share had the fair value method been applied during the transition period ended December 31, 2005 (the value of the options is recorded over the two year vesting term of the options and no options were granted in 2004 or during the transition period ended December 31, 2005):

2005
Basic:

Net loss applicable to common stock, as reported	$(3,792,256)

Stock-based compensation included in the determination of net loss under APB No. 25	—

Stock-based compensation to be included the determination of net loss under SFAS No. 148	(182,000)

Pro-forma net loss	$(3,974,256)

Net loss applicable to common stock, per common share:

As reported	$(.32)

Pro-forma	$(.34)
Concentration of Credit Risk
Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. The Company has experienced collection delays with one of its significant corporate sponsors. Due to such delays, the Company recognizes revenue under this agreement only to the extent that cash is received for services performed. There were no cash deposits as of December 31, 2005 in excess of FDIC limits.
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
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140 and SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 were recently issued. These statements have no current applicability to the Company and have no effect on its financial position, results of operations, or cash flows.
NOTE 4 – ACQUISITIONS
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
The Company began to experience collection delays in amounts due from NVE during the year ended September 30, 2005. Additionally, future collections under the agreement are uncertain and as such, the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the financial statements as of and for the year ended September 30, 2005.
UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. UMP received $532,000 and $548,000 in sponsorship revenues from this tire company during the 12 months ended November 30, 2004 and December 31, 2005 respectively. These tire sponsorship agreements expire in 2007.
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

The Lernerville acquisition amount was allocated based on the estimated fair value as follows:

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
The Volusia Speedway purchase consideration was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)
Buildings & equipment	(926,393)

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2005:

	Cost	Depreciable Life
Land	6,916,338	N/A
Transportation equipment	1,390,253	5 - 7 years
Buildings and grandstands	3,213,600	7 - 40 years
Office furniture and equipment	293,464	3 - 7 years

	11,813,655

Less accumulated depreciation	(1,018,296)

Property and equipment, net	$10,795,359

Depreciation is computed on a straight-line basis. Depreciation expense for the three month periods ended December 31, 2005 and 2004 was $220,297 and $45,287, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition, the DIRT acquisition, the UMP acquisition, the MARS acquisition, and the Lernerville acquisition were treated as separate reporting units for purposes of making these impairment calculations. As of December 31, 2005, the Company had $1,508,440 of goodwill net of impairments of $8,812,097. This goodwill which was incurred in connection with the acquisition of the World Of Outlaws, DIRT, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. DIRT was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005. There was no additional goodwill impairment recognized in the transition period ended December 31, 2005.
NOTE 7 – ACCRUED LIABILITIES
Accrued liabilities at December 31, 2005 and 2004 consisted of the following:

	December 31,	December 31,
	2005	2004
Points fund	$—	$433,200
Purchase price obligation	—	925,000
Interest	491,914	147,333
Salaries, wages and other costs in connection with office closing	199,059	150,000
Acquisition liabilities	103,500	—
Other accrued liabilities	214,708	296,988

Total Accrued Liabilities	$1,009,181	$1,952,521

NOTE 8 – DEFERRED REVENUE
Deferred revenues at December 31, 2005 and 2004 consisted of the following:

	December 31,	December 31,
	2005	2004
Sanction fee advances	$48,958	$207,700
Sponsorship prepayments	129,826	283,209

	$178,784	$490,909

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
Notes payable at December 31, 2005 consisted of the following:
$1,000,000 principal amount of the Boundless Investments Note. The Boundless Investments note bears interest at 8% per annum, payable quarterly, and matures on May 19, 2007. Boundless Investments has the option to convert the outstanding principal plus accrued interest into shares of Series B Preferred Stock at a conversion ratio equal to 110% of the outstanding principal and interest at the conversion date. The Company incurred initial loan acquisition fees of $201,765. These fees were amortized to interest expense over six months, the period required for the preferential conversion features to vest. The initial proceeds of $2.0 million from the issuance of the Boundless Investments Note, the beneficial conversion ratio effective six months after the conversion date, and the warrants associated with the beneficial conversion rights were allocated to each instrument based on their fair values. The sum of the relative fair value of the beneficial conversion ratio and the warrants associated with the beneficial conversion rights was determined to be in excess of the total proceeds received by the Company; therefore, the entire amount of proceeds was considered non-cash discount. The debt discount was amortized to interest expense over the period from the date of issuance to the date of earliest conversion, six months from the date of issuance. The Company reported additional interest expense of $1,000,000 in the fiscal quarter ended December 31, 2004 related to the amortization of the discount on this note.
$220,000 note payable issued in connection with the purchase of Lernerville Speedway, which is due in $110,000 installments on May 30, 2006 and May 30, 2007. These notes are secured by a mortgage on the Lernerville Speedway Facility. Included in these notes are interest charges totaling $36,500.
$2,310,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. The outstanding principle balance on this note was $1,922,504 as of December 31, 2005. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Note are also guaranteed by the Company.
$1,000,000 note payable to an individual bearing interest at 8% and due on May 15, 2006. This note was issued in connection with the reacquisition by the Company of 768,999 shares of its common stock.
$290,000 note payable to an individual bearing interest at 8% and payable in 5 monthly installments of $48,333 commencing on January 15, 2006 and a final payment of $48,335 due on June 15, 2006.

$33,000 non-interest bearing note payable to an individual due in equal installments of $16,500 payable in November and December of 2005.
$108,129 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
$9,173,561 of promissory notes payable to existing shareholders classified as current, due and payable on the first to occur of: (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and is payable on a quarterly basis. Upon the occurrence of an event of default interest will increase to a rate of 14%. The Company issued 1,262,500 of warrants in connection with these promissory notes. A $4.3 million value for the warrants was determined based on the Black-Scholes fair value method and is recorded as a non-cash debt discount. The debt discount was recorded at the date of issuance and the fees and warrant value will be amortized as interest expense over the terms of the promissory notes payable. Amortization expense for the three months ended December 31, 2005 was $0.8 million. The proceeds from these promissory notes were used to repay existing debt of $6,250,000 and accrued interest of $123,561 and to fund future operations.
The aggregate amounts of maturities of debt during each of the years ending December 31, 2005 through 2011 are:

2006	10,763,321
2007	1,302,511
2008	193,081
2009	2,516,828
2010	1,277,926
2011	3,528

$16,057,195

Notes payable at December 31, 2004 consisted of the following:
$2,000,000 note payable dated July 30, 2004 due to Boundless Investments, LLC. This note bears interest at eight percent per annum, payable quarterly, and matures on May 19, 2007. Commencing six months after the date of this note, the note holder has the option to convert the outstanding principal plus accrued interest into shares of Series A Convertible Preferred Stock at a conversion ratio equal to 110% of the outstanding principal and interest at the conversion date. The Company incurred loan acquisition fees of $201,765 which are being amortized over the life of the loan. Amortization of $1,814 was recorded in the three month period ended December 31, 2004 on these fees.
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
NOTE 10 – STOCKHOLDERS’ EQUITY
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
The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series B shares. This agreement calls for the Company to file a registration statement by April 11, 2005. The agreement also calls for the registration statement to become effective by June 13, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 1 1/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective.
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
On March 30, 2005, the Company entered into an Exchange Agreement with the holders of the Series A Stock pursuant to which the holders of the Series A Stock exchanged each outstanding share of Series A Stock for one share of Series B Convertible Preferred Stock. The Series A Stock was convertible into an aggregate of 5,216,151 shares of common stock, representing a conversion price of $2.70 per share. The Series B Convertible Stock converted into 5,216,151 shares of the Company’s common stock representing a conversion price of $3.00. The increase in the face value from the Series A to Series B Convertible Preferred Stock of $1,564,846 is a deemed dividend to the holders of the Series B Convertible Preferred Stock and has been included in the determination of net loss applicable to common stock for the transition period ended December 31, 2005.

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
The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series C shares. This agreement calls for the Company to file a registration statement by April 11, 2005. The agreement also calls for the registration statement to become effective by June 13, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 1 1/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective.
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
NOTE 11 – RELATED PARTY TRANSACTIONS
The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Hildalgo Trading Company, LLC. Mr. Kruger previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $30,000 and $27,000 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the three month periods ended December 31, 2005 and 2004, respectively.
The Company rents office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. During the three month periods ended December 31, 2005 and 2004, respectively, the Company incurred $39,122 and $14,820 of rent expense for the Company’s corporate offices.
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
The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2005 and December 31, 2004 are as follows:
At December 31, 2005, the Company had net operating loss carry forwards of approximately $23,839,000 for federal income tax purposes. Net operating loss carry forwards generated prior to the merger, of approximately $120,000, of The Entity, Inc. will be limited due to change in control regulations under the Internal Revenue Code.

Deferred tax assets and liabilities are comprised of the following as of December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004
Deferred income tax assets
Tax effect of impairment of goodwill in excess of amounts amortized for income tax reporting purposes	$3,137,000	$976,000
Tax effect of net operating loss carry forward	9,178,000	3,027,000
Deferred income tax liabilities	—	—
Tax effect of tax depreciation in excess of book depreciation	(74,000)	(34,000)

	$12,241,000	$3,969,000
Valuation allowance	(12,241,000)	(3,969,000)

Net deferred tax asset	$—	$—

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company’s of effective tax benefit for the three month periods ended December 31, 2005 and December 31, 2004 are as follows:

	December 31,
	2005	2004
Income tax benefit – Federal	$1,348,000	$730,000
Income tax benefit – State	180,000	97,000
Less valuation allowance	(1,528,000)	(827,000)

Income tax provision	$—	$—

At December 31, 2005, the Company had available unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year of Expiration	Amount
2023	$475,000
2024	5,025,000
2025	18,339,000

$23,839,000
NOTE 13 – COMMITMENTS
The Company leases a truck for use in transporting merchandise and equipment to the tracks in connection with the Company’s weekly racing series. The lease agreement continues through November, 2005 at a monthly rate of $1,316.
A wholly-owned subsidiary of the Company has a lease agreement for the Canandaigua Track through July 1, 2006 at a yearly rate of $22,000.
Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$127,806	$124,545	$3,261	$—	$—
Operating lease expenses for the three month periods ended December 31, 2005 and 2004 were $11,343 and $7,898, respectively.
The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at December 31, 2005 was $1.1 million.
NOTE 14 – LITIGATION AND CONTINGENCIES
We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not, in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.

NOTE 15 – SUBSEQUENT EVENTS
The Company raised $1,000,000 in January 2006 and $1,000,000 in March 2006 of additional capital through the issuance of promissory notes due on the first to occur of: (i) April 30, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. The notes bear interest at 8% annually. In the event of default, interest will increase to a rate of 14%. The proceeds will be used to fund working capital and general operations. The company issued warrants to purchase 250,000 shares in January 2006 and 250,000 shares in March 2006 of Company common stock at an exercise price of $4.50 per share in connection with the issuance of these promissory notes.