Form 10QSB
period 2006-03-31
DIRT MOTOR SPORTS, INC.
filed 2006-05-15
CIK 793041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
0-18045

Commission File Number
DIRT Motor Sports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-0953839

(State of incorporation)	(IRS Employer Identification No.)
3600 W. Main St., Suite 150, Norman, OK 73072

(Address of principal executive offices)
(877) 5-RACING

(Issuer’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
There were 11,720,555 shares of common stock outstanding as of May 12, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Rule 13a-14(a)/15d-14(a) Certification of Paul A. Kruger
Rule 13a-14(a)/15d-14(a) Certification of Brian Carter
Section 1350 Certification of Paul A. Kruger and Brian Carter

2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$320,427	$18,645
Accounts receivable — trade	35,920	180,628
Inventory	288,941	132,056
Prepaid expenses and other current assets	638,999	476,303

Total current assets	1,284,287	807,632
Land, buildings and equipment, net	10,800,753	10,795,359
Trademarks	100,000	100,000
Goodwill, net of impairment of $8,812,097 in 2006 and 2005	1,508,440	1,508,440
Prepaid Expenses – long term	296,296	333,333
Other assets, net of amortization of $123,301 in 2006 and $106,487 in 2005	219,137	230,562

Total assets	$14,208,913	$13,775,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	$—	$253,232
Accounts payable	1,325,814	1,189,171
Accrued liabilities	1,688,711	1,009,181
Deferred revenues	732,621	178,784
Notes payable – net of discount of $4,030,977 in 2006 and $3,622,406 in 2005	9,004,248	7,140,915

Total current liabilities	12,751,394	9,771,283
Notes payable – long term	5,252,948	5,293,874

Total liabilities	18,004,342	15,065,157

Stockholders’ equity:
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	20,648,456	20,648,456
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	6,250,000	6,250,000
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,720,555 and 11,720,555 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	1,172	1,172
Additional paid-in capital	12,088,953	9,727,830
Accumulated deficit	(42,784,010)	(37,917,289)

Total stockholders’ deficit	(3,795,429)	(1,289,831)

Total liabilities and stockholders’ equity	$14,208,913	$13,775,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Race sanctioning and event fees	$310,048	$750,074
Track operations, ticket and concession sales	1,351,552	—
Sponsorship and advertising	217,526	243,953
Merchandise sales	94,031	265,980
Other revenue	46,910	31,022

Total revenues	$2,020,067	$1,291,029
Operating expenses:
Track and event operations	3,182,325	1,630,685
Sales and marketing	220,156	279,126
Merchandise operations and cost of sales	190,700	201,417
General and administrative	790,977	689,528
Non-cash stock option compensation	646,010	—
Depreciation and amortization	190,688	66,986

Total operating expenses	5,220,856	2,867,742

Loss from operations	(3,200,789)	(1,576,713)
Interest expense, net	(1,665,932)	(413,977)

Net (loss)	$(4,866,721)	$(1,990,690)

Dividends on preferred stock:
Warrants and beneficial conversion, Series B	—	(5,000,000)
Beneficial conversion, Series C	—	(800,000)
Exchange of Series A for Series B Preferred Stock	—	(1,667,801)
Exchange of warrants for Series C Preferred Stock	—	(5,450,000)

Net loss applicable to common stock	$(4,866,721)	$(14,908,491)

Net loss applicable to common stock per common share —
Basic and diluted	$(0.42)	$(1.03)

Weighted average common shares outstanding—
Basic and diluted	11,720,555	14,439,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2006
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2005	9,383	$26,898,456	11,720,555	$1,172	$9,727,830	$(37,917,289)	$(1,289,831)
Value assigned to warrants issued in connection with the issuance of $2.3 million notes payable	—	—	—	—	1,715,113	—	1,715,113
Value assigned to stock options issued in conjunction with employment agreements	—	—	—	—	632,710	—	632,710
Value assigned to stock options issued to advisory board consultants	—	—	—	—	13,300	—	13,300
Net (loss)						(4,866,721)	(4,866,721)

Balance, March 31, 2006	9,383	$26,898,456	11,720,555	$1,172	$12,088,953	$(42,784,010)	$(3,795,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss)	$(4,866,721)	$(1,990,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,688	66,987
Non-cash interest expense, notes payable	1,306,580	482,949
Non-cash stock option compensation	646,010	—
Increase (decrease) in cash for changes in:
Accounts receivable	144,708	(118,370)
Inventory	(156,885)	(176,182)
Prepaid expenses and other current assets	(125,659)	(26,952)
Other non-current assets	(12,222)	—
Accounts payable	136,643	(47,213)
Accrued liabilities	672,032	(219,124)
Deferred revenue	553,837	606,143

Net cash (used in) operating activities	(1,510,989)	(1,422,452)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(164,936)	(1,043,225)

Net cash (used in) investing activities	(164,936)	(1,043,225)

Cash flows from financing activities:
Cash overdraft	(253,232)	(55,279)
Payments on notes payable	(44,061)	(41,373)
Payments of placement agent fees and other issuance costs	—	(545,000)
Proceeds from issuance of preferred stock	—	5,000,000
Proceeds from issuance of notes payable	2,275,000	287,000

Net cash provided by financing activities	1,977,707	4,645,348

Net increase (decrease) in cash and cash equivalents	301,782	2,179,671
Cash and cash equivalents, beginning of period	18,645	—

Cash and cash equivalents, end of period	$320,427	$2,179,671

Supplemental schedule of non-cash activities:
Conversion of Convertible Preferred Stock: Series A to Series B	$—	$15,648,456

Cash payments for interest	$359,359	$—

Issuance of warrants with promissory notes	$1,715,113	$—

Issuance of warrants for property and contract rights	$—	$132,187

Issuance of common stock for property and contract rights	$—	$—

Non-cash revenues and expenses, barter agreements	$67,000	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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
NOTE 2 — GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the condensed consolidated financial statements, the Company incurred a net loss of $4.9 million for the three month period ended March 31, 2006. The Company has an accumulated deficit of $42.8 million and negative working capital of $11.5 million as of March 31, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 3 – BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the transition period ended December 31, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to the seasonal nature of the Company’s business.
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
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of DIRT Motor Sports, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $67,000 and $25,000 of total revenues for the three and six month periods ended March 31, 2006 and 2005 respectively.
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
Net loss Per Share

     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended March 31, 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     For the three months ended March 31, 2006 the Company had the following warrants and stock options outstanding:
•	Series A warrants to purchase 4,172,925 shares of common stock at an exercise price of $3.00

•	Series B warrants to purchase 933,334 shares of common stock at an exercise price of $4.00

•	Series C warrants to purchase 2,200,000 shares of common stock at an exercise price of $5.00

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 40,000 shares of common stock issued in connection with the UMP acquisition at an exercise price of $3.65

•	Warrants issued to purchase 750,000 shares at an exercise price of $5.00 in exchange for the surrender of common stock

•	Promissory note warrants to purchase 1,831,250 shares at an exercise price of $4.50 per share.

•	Employee stock options totaling 650,000 shares at an exercise price of $3.63 per share.

•	Employee stock options totaling 600,000 shares at an exercise price of $3.75 per share.

•	Stock options issued to consultants totaling 50,000 shares at an exercise price of $4.00 per share.

•	Stock options issued to consultants totaling 90,000 shares at an exercise price of $4.50 per share.
     In addition, as of March 31, 2006, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of March 31, 2006 the Company had bank deposits in excess of FDIC insurance of $210,335.
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R).
     Prior to adopting SFAS No. 123(R), The Company accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.
     Had the Company elected the fair value provisions of SFAS No. 123(R), The Company’s 2005 net earnings and net earnings per share would not have differed from the amounts actually reported as no share-based payments were made during this period.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, The Company’s net loss for the three-month period ended March 31, 2006 were $646,010 greater than if The Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.06 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the three months ended March 31, 2006.
     Unrecognized compensation expense as of March 31, 2006 related to outstanding stock options was $1,949,348.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the unvested options at March 31, 2006 was 4.11 years.
     A summary of the status of stock options and related activity for the three month period ended March 31, 2006 is presented below:

Options outstanding at December 31, 2005	650,000	$3.65
Granted	740,000	3.86
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2006	1,390,000	$3.76
     There were no options outstanding as of March 31, 2005.
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
Dirt Motorsports, Inc.
     In October 2003, the Company made a cash deposit of $1,000,000 and issued 1,558,334 shares of its common stock to the owners of Dirt Motorsports, Inc. and two affiliated tracks known as Rolling Wheels Raceway and Cayuga County Fair Speedway towards the acquisition of these properties. This series of transactions is referred to as the “Dirt Acquisitions”.
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
     In exchange for the assets and real property acquired, which consisted of the Rolling Wheels Raceway located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company’s common stock, $0.0001 par value per share. The Company also incurred $28,777 of costs relating to the acquisition.
     The shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.
     Effective August 6, 2004, the Company, through Boundless Racing, consummated the acquisition of all of the outstanding shares of capital stock of Dirt Motorsports, pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.
     In exchange for the outstanding capital stock of Dirt Motorsports, the Company paid to Mr. Glenn Donnelly, the sole shareholder of Dirt Motorsports, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remains unpaid and based upon the final accounting is expected to ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, paid to Mr. Donnelly in October 2003. The Company also incurred $221,308 of costs relating to the acquisition.
     The Shares issued to Mr. Donnelly in connection with the acquisition of Dirt Motorsports were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended.
     On August 31, 2004 the Company consummated the acquisition of the Cayuga County Fair Speedway. In exchange for the assets and real property acquired, which consisted of the Cayuga County Fair Speedway located in Cayuga County, New York, the Company paid $2,293,333 consisting of (a) cash in of $2,150,000, and (b) 716,667 shares of the Company’s common stock which were previously paid and credited toward the purchase price.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the dates of closing of the Dirt Acquisitions:

	Dirt Motorsports	Rolling Wheels	Cayuga County
Current Assets	$459,217	$—	$—
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,536,700

Total assets acquired	3,245,552	1,088,777	2,293,333

Current Liabilities	1,130,910	—	—

Net assets acquired	$2,114,642	$1,088,777	$2,293,333

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

$3,455,830

     UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the 12 months ended November 30, 2004 and December 31, 2005, UMP received $532,000 and $548,000 in sponsorship revenues from this tire company. For the period ending March 31, 2006 there was no sponsorship revenue from this tire company. These tire sponsorship agreements expire in 2007.
Lernerville Speedway
     On November 7, 2004, the Company, through Boundless Racing, entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with Lernerville Speedway, Inc. (“LSI”), and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk, pursuant to which the Company purchased substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway”. This purchase was consummated on March 15, 2005.
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
     The Volusia Speedway acquisition amount was allocated based on the estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)

Buildings & equipment	$(926,393)

NOTE 6 – PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following at March 31, 2006:

	Cost	Depreciable Life
Land	6,916,338	N/A
Transportation equipment	1,435,035	5 - 7 years
Buildings and grandstands	3,271,825	7 - 40 years
Office furniture and equipment	355,391	3 - 7 years

	11,978,589
Less accumulated depreciation	(1,177,836)

Property and equipment, net	$10,800,753

     Depreciation is computed on a straight-line basis. Depreciation expense for the three months ended March 31, 2006 was $167,041. Depreciation expense for the three months ended March 31, 2005 was $66,986.
NOTE 7 – GOODWILL
As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition, the Dirt Acquisition, the UMP acquisition, the MARS acquisition, and the Lernerville acquisition were treated as separate reporting units for purposes of making these impairment calculations. As of March 31, 2006, the Company had $1,508,440 of goodwill net of impairments of $8,812,097. This goodwill which was incurred in connection with the acquisition of the World Of Outlaws, Dirt Motorsports, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. Dirt Motorsports was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005. There was no additional goodwill impairment recognized in the quarter ended March 31, 2006.
NOTE 8 – ACCRUED LIABILITIES
     Accrued liabilities at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Points fund	$377,472	$—
Salaries, wages and other costs in connection with office closing	32,745	199,059
Interest	814,819	491,914
Acquisition liabilities	103,500	103,500
Other accrued liabilities	360,176	214,708

Total Accrued Liabilities	$1,688,712	$1,009,181

NOTE 9 – DEFERRED REVENUE
     Deferred revenues at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Sanction fee advances	$133,258	$48,958
Sponsorship prepayments	307,186	129,826
Memberships	112,962	—
Season Passes / Prepaid Tickets	179,215	—

	$732,621	$178,784

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
In accordance with Emerging Issues Task Force Pronouncement 96-19, $800,000, the value of the shares issued to Boundless Investments by a shareholder on behalf of the Company, was charged to operations during the year ended September 30, 2004 as a debt extinguishment expense.
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
Notes payable at March 31, 2006 consisted of the following:
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
$220,000 note payable issued in connection with the purchase of Lernerville Speedway, which is due in $110,000 installments on May 30, 2006 and May 30, 2007. These notes are secured by a mortgage on the Lernerville Speedway Facility. Included in these notes are interest charges totaling $30,000.
$2,310,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. The outstanding principle balance on this note was $1,882,847 as of March 31, 2006. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Note are also guaranteed by the Company.
$1,000,000 note payable to an individual bearing interest at 8% and due on May 15, 2006. This note was issued in connection with the reacquisition by the Company of 663,999 shares of its common stock.
$290,000 note payable to an individual bearing interest at 8% and payable in 5 monthly installments of $48,333 commencing on January 15, 2006 and a final payment of $48,335 due on June 15, 2006.

$103,725 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
$9,173,561 of promissory notes payable to existing shareholders classified as current, due and payable on the first to occur of: (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and is payable on a quarterly basis. Upon the occurrence of an event of default interest will increase to a rate of 14%. The Company issued 1,262,500 of warrants in connection with these promissory notes. A $4.3 million value for the warrants was determined based on the Black-Scholes fair value method and is recorded as a non-cash debt discount. The debt discount was recorded at the date of issuance and the fees and warrant value will be amortized as interest expense over the terms of the promissory notes payable. Amortization expense for the three months ended March 31, 2006 was $1,087,000. The proceeds from these promissory notes were used to repay existing debt of $6,250,000 and accrued interest of $123,561 and to fund future operations.
$2,275,000 of promissory notes payable to existing shareholders classified as current, due and payable on the first to occur of: (i) April 30, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% and is payable on a quarterly basis. Upon the occurrence of an event of default interest will increase to a rate of 14%. The Company issued 568,750 of warrants in connection with these promissory notes. A $1.7 million value for the warrants was determined based on the Black-Scholes fair value method and is recorded as a non-cash debt discount. The debt discount was recorded at the date of issuance and the fees and warrant value will be amortized as interest expense over the terms of the promissory notes payable. Amortization expense for the three months ended March 31, 2006 was $219,860. The proceeds from these promissory notes were used to fund future operations.
$33,000 of other current non-interest bearing notes payable.
     The aggregate amounts of maturities of debt during each of the years ending March 31, 2007 through 2011 are:

2007	$13,053,185
2008	1,293,574
2009	196,359
2010	2,520,033
2011 +	1,224,982

$18,288,133

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
     Effective August 9, 2005, the Company, Mr. Kruger, Bobby Hartslief (the former Chief Operating Officer and a director of the Company), and members of Mr. Hartslief’s family entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination agreement provided for, among other things, the payment by the Company to Mr. Hartslief of $180,000 as severance pay, the cancellation of 50,000 issued shares of common stock of the Company owned by the Hartslief family and all other unissued stock and/or option grants made to Mr. Hartslief, the granting of an option to the Company, or its designee, to purchase the remaining 250,000 shares of common stock of the Company owned by the Hartslief family at a price of $2.00 per share, and the mutual releases by the Company and Mr. Kruger, on the one hand, and the Hartslief Family, on the other hand. In addition, as part of the Termination Agreement, Mr. Hartslief agreed for a period of one-year not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. The $180,000 severance payment was expensed in 2005. The par value of the cancelled shares was transferred from common stock to additional paid in capital during 2005.

     Effective September 22, 2005, the Company and Glenn Donnelly (Consultant) entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination Agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,000,000 cash, a note payable in the amount of $500,000, the cancellation of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly, and 500,000 shares currently held by Donnelly to be re-issued. In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. Subsequent to year end this settlement amount was reduced to $1,290,000, payable in the form of two promissory notes, one in the principle amount of $1,000,000 bearing interest at 8% and due on May 15, 2006 and a second in the principle amount of $290,000 bearing interest at 8% and due in 5 monthly installments of $48,333 commencing on January 15, 2006 and a final payment of $48,335 due on June 15, 2006. The number of shares to be cancelled was also reduced from 768,999 to 663,999. The Company has retroactively reflected the $210,000 reduction in the termination agreement as of September 30, 2005. The entire $1,290,000 settlement was treated as the cost of retiring the 663,999 shares of stock returned by Glenn Donnelly and cancelled.
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
The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series A shares. This agreement calls for the Company to file a registration statement by November 27, 2004. The agreement also calls for the registration statement to become effective by January 26, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 11/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective.
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
The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series B shares. This agreement calls for the Company to file a registration statement by April 11, 2005. The agreement also calls for the registration statement to become effective by June 13, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 11/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective.
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

The Company entered into a registration rights agreement in connection with the issuance of the Preferred Series C shares. This agreement calls for the Company to file a registration statement by April 11, 2005. The agreement also calls for the registration statement to become effective by June 13, 2005. If these deadlines are not met the Company will be subject to liquidating damages to the preferred shareholders equal to 2% for the first calendar month and 11/2 % for each month thereafter of the issuance price of the preferred stock. The payment of liquidating damages, should any been incurred, would not result in the redemption of the preferred shares or the warrants associated therewith. Furthermore the preferred shareholders have no rights of redemption, should the Company fail to file a registration statement or if the registration statement fails to become effective.
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
NOTE 12 – RELATED PARTY TRANSACTIONS
     The Company’s Chief Executive Officer, Paul A. Kruger leases an aircraft to Hildalgo Trading Company, LLC. Mr. Kruger previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $15,000 and $20,940 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the three months ended March 31, 2006 and 2005, respectively.
     The Company rented office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis through April 2006, from an entity controlled by Mr. Kruger. During the three months ended March 31, 2006 and 2005, respectively, the Company incurred $39,120 and $14,820 of rent expense for the Company’s corporate offices.
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
     As of December 31, 2005, the Company had net operating loss carry forwards of approximately $23,839,000 and a deferred tax asset of $12,241,000 for income tax purposes.
     The statutory income tax benefit resulting from the Company’s net operating loss carry forwards has been fully reserved. The valuation allowance has been provided due to the uncertainty that the Company will generate future profitable operations to utilize this net operating loss carry forward.
NOTE 14 – COMMITMENTS
     The Company leases a truck for use in transporting merchandise and equipment to the tracks in connection with the Company’s weekly racing series. The lease agreement continues on a month to month basis at a monthly rate of $1,667.
     A wholly-owned subsidiary of the Company has a lease agreement for the Canandaigua Track through July 1, 2006 at a yearly rate of $22,000.
     Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$138,548	$135,287	$3,261	$—	$—

     Operating lease expense for the three months ended March 31, 2006 and 2005 was $54,382 and $26,968, respectively.
     The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at March 31, 2006 was $2.4 million.
NOTE 15 – LITIGATION AND CONTINGENCIES
     The Company has filed suit against a previous owner regarding issues involving the 2004 acquisition of Dirt Motorsports. The outcome is uncertain. No counterclaims have been made at this time.
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
NOTE 16 – CONSOLIDATION OF OPERATIONS
     In an effort to streamline operations and administrative functions, and to better position the Company to effectively manage growth, The Company’s Colorado office has been closed and operations have been consolidated with the Company’s Oklahoma office. As part of this transition, the Company expensed $40,000 for the settlement amount of the remaining contractual obligation for the Colorado office lease in June of 2005. The Company also accrued $342,575 for the period ending June 30, 2005 for salaries, wages and other expenses incurred in connection with the closing of the Colorado office and consolidation of the Company’s office in Norman, Oklahoma. As of March 31, 2006 accruals of $32,745 remain related to these expenses.
NOTE 17 – SUBSEQUENT EVENTS
     None.
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

     During the fiscal year ended September 30, 2004, the Company entered into a series of related transactions resulting in the acquisition of 100% of the outstanding stock of Dirt Motorsports, Inc. (“Dirt Motorsports”) and two affiliated race tracks.
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
Dirt Motorsports, Inc.
     In October 2003, the Company made a cash deposit of $1,000,000 and issued 1,558,334 shares of its common stock to the owners of Dirt Motorsports, Inc. and two affiliated tracks known as Rolling Wheels Raceway and Cayuga County Fair Speedway towards the acquisition of these properties. This series of transactions is referred to as the “Dirt Acquisitions”.
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

     In exchange for the assets and real property acquired, which consisted of the Rolling Wheels Raceway located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company’s common stock, $0.0001 par value per share. The Company also incurred $28,777 of costs relating to the acquisition.
     The shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.
     Effective August 6, 2004, the Company, through Boundless Racing, consummated the acquisition of all of the outstanding shares of capital stock of Dirt Motorsports, pursuant to a Stock Purchase Agreement, dated August 13, 2003, as amended and extended.
     In exchange for the outstanding capital stock of Dirt Motorsports, the Company paid to Mr. Glenn Donnelly, the sole shareholder of Dirt Motorsports, $2,107,180 consisting of (a) cash in an aggregate amount of $1,775,000, of which $925,000 remains unpaid and based upon the final accounting is expected to ultimately reduce the purchase price, and (b) 591,667 shares of the Company’s common stock, paid to Mr. Donnelly in October 2003. The Company also incurred $221,308 of costs relating to the acquisition.
     The Shares issued to Mr. Donnelly in connection with the acquisition of Dirt Motorsports were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended.
     On August 31, 2004 the Company consummated the acquisition of the Cayuga County Fair Speedway. In exchange for the assets and real property acquired, which consisted of the Cayuga County Fair Speedway located in Cayuga County, New York, the Company paid $2,293,333 consisting of (a) cash in of $2,150,000, and (b) 716,667 shares of the Company’s common stock which were previously paid and credited toward the purchase price.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the dates of closing of the Dirt Acquisitions:

	Dirt Motorsports	Rolling Wheels	Cayuga County
Current Assets	$459,217	$—	$—
Property and Equipment	249,635	1,088,777	2,293,333
Goodwill	2,536,700

Total assets acquired	3,245,552	1,088,777	2,293,333

Current Liabilities	1,130,910	—	—

Net assets acquired	$2,114,642	$1,088,777	$2,293,333

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
     UMP is a dirt track race sanctioning body, and as such, sanctions races for both late model and open wheel modified cars. UMP assets include its agreements with drivers competing in its races, and sponsorship agreements with racing event sponsors. Under the terms of the Purchase Agreement, if the average closing price of the Company’s common stock for the ten-trading days immediately preceding the one-year anniversary of the date of the closing of the acquisition (the “Average Anniversary Price”) is less than $3.65 per share, then the Company shall, at its sole election, either (a) issue additional shares of its common stock equal to the difference between: (i) $600,000 divided by the Average Anniversary Price, less (ii) 164,384, or (b) purchase such shares, at a purchase price of $3.65 a share.
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

$3,455,830

     UMP also had sponsorship agreements in place with a tire company, which call for payments of sponsorship fees based solely on the number of tires sold at each of the Company’s races. During the 12 months ended November 30, 2004 and December 31, 2005, UMP received $532,000 and $548,000 in sponsorship revenues from this tire company. For the period ending March 31, 2006 there was no sponsorship revenue from this tire company. These tire sponsorship agreements expire in 2007.
Lernerville Speedway
     On November 7, 2004, the Company, through Boundless Racing, entered into an Asset Purchase Agreement (the “Lernerville Agreement”) with Lernerville Speedway, Inc. (“LSI”), and Helen W. Martin, Donny Martin-Roenigk, and Patty Martin-Roenigk, pursuant to which the Company purchased substantially all of the assets of LSI and certain real estate owned by Ms. Martin and comprising the racing facility used by LSI and known as the “Lernerville Speedway”. This purchase was consummated on March 15, 2005.
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
     The Volusia Speedway acquisition amount was allocated based on the estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)

Buildings & equipment	$(926,393)

Results of Operations – Impact of Seasonality and Weather on Quarterly Results
     In 2006, we plan to conduct 78 World of Outlaw Sprint Series races, 41 World of Outlaw Late Model Series Races, 32 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series. Most of these events are scheduled in the period from March to November each year. As a result, our business has been, and is expected to remain, highly seasonal.
     The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to reduce operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three months ended March 31, 2006 are not indicative of results that may be expected for the entire year because of such seasonality.
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
Results of Operations – Comparison of Three Months Ended March 31, 2006 (“2006”) and 2005 (“2005”)
     The overall increase in our revenues and expenses from 2005 to 2006 is due to the acquisitions made in late 2004 and during 2005 and the addition of a leased facility in 2006. At March 31, 2006 we had 88 employees and at March 31, 2005 we had 62 employees.
     Revenues – Our total revenues increased from $1.3 million in 2005 to $2.0 million in 2006.
     Race sanctioning and event fees revenue decreased from $750,000 in 2005 to $310,000 in 2006. This decrease is due to a decrease in sanctioned events from 2005 to 2006. In 2005 we completed 12 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities. In 2006 we completed 5 sanctioned events at non-owned facilities and 2 events at our facilities. During the full calendar year 2005 we completed 87 World of Outlaw Sprint Series sanctioned events at non-affiliated facilities that generated sanctioning fees and 4 events at our facilities that generated admission fees and ticket sales. For the full calendar year 2006 we have scheduled 74 World of Outlaw Sprint Series events at non-affiliated facilities and 6 at our facilities. We expect sanction fees to reflect the decrease in the number of sanctioned events at non-affiliated facilities for the remainder of 2006. We expect this decrease to be offset by increases in track operations, ticket and concession sales as we hold more events at our facilities and co-promote more events during the year.
     During 2006 we generated $1,352,000 in track operations, ticket and concession sales. These revenues were generated at events held at Volusia Speedway. In 2005, we generated no track operations revenue due to a lack of events held at Company owned tracks during this timeframe. Our racing season at our other tracks typically begins in April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to increase in 2006 as compared to 2005 for our additional tracks.
     Our sponsorship and advertising revenues decreased from $244,000 in 2005 to $218,000 in 2006. This decrease is due in part to the loss of our NVE sponsorship in 2005 partially offset by new sponsorships in 2006. We expect sponsorship and advertising revenues to increase in 2006 for new sponsorship agreements for our sanctioning bodies and sponsorship and advertising at our facilities. Sales of merchandise decreased from $266,000 in 2005 to $94,000 in 2006. This decrease is due in part to an $87,000 decrease in timing equipment sales during the quarter that were sold to sanctioned tracks in 2005 and were not expected to recur in 2006. Additionally, merchandise sales decreased due to the decrease in the number of events during 2006 as compared to 2005. We expect merchandise sales to increase as compared to 2005 for the remainder of 2006.
     Operating expenses – Our total operating expenses increased from $2.9 million in 2005 to $5.2 million in 2006. This increase is due primarily to our additional facilities in 2006 as compared to 2005.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $1.6 million in 2005 to $3.2 million in 2006. An increase of $1.3 million related to direct expenses for the events and track repairs and maintenance at Volusia Speedway during the quarter. The track repairs and maintenance are expected to decline for the remainder of 2006. Additionally, the increase is due to staffing and repairs and maintenance on our other facilities in preparation for the beginning of the 2006 season. In 2006 and 2005, we incurred $1.1 million and $593,000 respectively in fees paid to drivers as purse/prizes or attendance fees, this increase is due to the events held at Volusia Speedway in February. In 2006 and 2005, we incurred expenses of $174,000 and $112,000 respectively for the accumulation of the year-end drivers’ point fund and other awards.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense decreased from $279,000 in 2005 to $220,000 in 2006 due to decreases in travel related expenditures.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales decreased from $201,000 in 2005 to $191,000 in 2006. Decreases in these expenses correspond with the decrease in timing equipment sales offset by increases in cost of goods sold and operating expenses of our mobile store fronts.
     General and administrative – Our general and administrative expenses increased from $690,000 in 2005 to $791,000 in 2006 due in part to an increase in the number of personnel. Additionally, professional fees including legal and accounting fees increased $50,000 due to the changing of our fiscal year end and other corporate matters during the quarter.
     Non-cash stock Compensation – Non-cash stock compensation of $646,010 in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006.
     Depreciation and amortization – Depreciation and amortization expense increased from $67,000 in 2005 to $191,000 in 2006 due to an increase in assets as a result of the acquisitions described herein.
     Interest expense, net – Interest expense increased from $414,000 in 2005 to $1.7 million in 2006. The non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and quarter ending March 31, 2006 resulted in $1.3 million of interest expense.
Liquidity and Capital Resources

     At March 31, 2006, the Company had negative working capital of $11.5 million. The Company generated $2.0 million in revenues during the quarter ended March 31, 2006; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits during the quarter ended March 31, 2006 has been from the issuance of notes payable.
     During the quarter ended March 31, 2006, the Company used $1.5 million in operating activities primarily the result of a net loss of $4.9 million, net prepayments of marketing expenses of $126,000 and net payments for inventory items of $157,000.
     During the quarter ended March 31, 2006, the Company used $165,000 in investing activities primarily for track improvements.
     During the quarter ended March 31, 2006 financing activities provided $2.0 million primarily through the issuance of notes payable.
     The Company incurred a net loss of $4.9 million for the quarter ended March 31, 2006. The Company has an accumulated deficit of $42.8 million and negative working capital of $11.5 million as of March 31, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     The following table summarizes our contractual obligations as of March 31, 2006:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$138,548	$135,287	$3,261	$—	$—
Employment agreements	$2,352,500	$787,500	$1,565,000	$—	$—
Notes payable and accrued interest	$19,102,952	$13,850,004	$1,517,932	$3,735,016	$—
     Operating lease expense for the three months ended March 31, 2006 and 2005 was $54,382 and $26,968, respectively.
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
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $67,000 and $25,000 of total revenues for the respective three month periods ended March 31, 2006 and 2005.
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
Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended March 31, 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     For the three months ended March 31, 2006 the Company had the following warrants and stock options outstanding:
•	Series A warrants to purchase 4,172,925 shares of common stock at an exercise price of $3.00

•	Series B warrants to purchase 933,334 shares of common stock at an exercise price of $4.00

•	Series C warrants to purchase 2,200,000 shares of common stock at an exercise price of $5.00

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 40,000 shares of common stock issued in connection with the UMP acquisition at an exercise price of $3.65

•	Warrants issued to purchase 750,000 shares at an exercise price of $5.00 in exchange for the surrender of common stock

•	Promissory note warrants to purchase 1,831,250 shares at an exercise price of $4.50 per share.

•	Employee stock options totaling 650,000 shares at an exercise price of $3.63 per share.

•	Employee stock options totaling 600,000 shares at an exercise price of $3.75 per share.

•	Stock options issued to consultants totaling 50,000 shares at an exercise price of $4.00 per share.

•	Stock options issued to consultants totaling 90,000 shares at an exercise price of $4.50 per share.
     In addition, as of March 31, 2006, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of March 31, 2006 the Company had bank deposits in excess of FDIC insurance of $210,335.
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R).
     Prior to adopting SFAS No. 123(R), The Company accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.
     Had The Company elected the fair value provisions of SFAS No. 123(R), The Company’s 2005 net earnings and net earnings per share would not have differed from the amounts actually reported as no share-based payments were made during this period.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, The Company’s net loss for the three-month period ended March 31, 2006 were $646,010 greater than if The Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.06 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the three months ended March 31, 2006.
     Unrecognized compensation expense as of March 31, 2006 related to outstanding stock options was $1,949,348.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the unvested options at March 31, 2006 was 4.11 years.
     A summary of the status of stock options and related activity for the three month period ended March 31, 2006 is presented below:

Options outstanding at December 31, 2005	650,000	$3.65
Granted	740,000	3.86
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2006	1,390,000	$3.76

     There were no options outstanding as of March 31, 2005.
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
     We began operations in February 2004 with the acquisition of World of Outlaws. Since then we have completed the acquisition of Dirt Motorsports, UMP, LSI, MARS and Volusia Speedway. Thus, we have only a limited operating history with which you can evaluate our current business model and our prospects, and our historical financial data may be of limited value in evaluating our future revenue and operating expenses.
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
Possible impairment of goodwill.
     Our failure to meet projected revenue and earnings could result in the impairment of goodwill incurred in connection with various acquisitions of existing operations. As of December 31, 2005, the Company had $10,320,538 in goodwill which was incurred in connection with the acquisition of the World of Outlaws, Dirt Motorsports, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. Dirt Motorsports was impaired by $1,611,700 all resulting in a charge against current earnings at December 31, 2005. There was no additional goodwill impairment recognized in the three month period ended March 31, 2006.
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
     As of May 12, 2006, our executive officers, directors and principal stockholders together beneficially own approximately 85% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
     Our success depends on a number of factors, many of which are beyond our control. These factors include (1) the attendance at our racing events; (2) capital expenditures and other costs relating to the expansion of operations, (3) changes in our pricing policies and those of our competitors, (4) the number of racing events scheduled during the quarter, (5) weather that may effect attendance or cause us to cancel or postpone our racing events, (6) changes in operating expenses, (7) changes in strategy, (8) personnel changes, (9) the introduction of competitive racing events, (10) the timing and effect of potential acquisitions, and (11) other general economic factors.
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
     As of May 12, 2006, we had 11,720,555 shares of common stock outstanding. In addition, as of December 31, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock and we had warrants exercisable for 12,631,023 shares of common stock outstanding. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.
Our certificate of incorporation and bylaws may delay or prevent a potential takeover of us.
     Our Certificate of Incorporation, as amended, and Bylaws, as amended, contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of us, even if the takeover is in the best interest of our shareholders. The Bylaws limit when shareholders may call a special meeting of shareholders. The Certificate of Incorporation also allows the Board of Directors to fill vacancies, including newly-created directorships.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 31, 2006 the Company issued warrants to purchase 568,750 shares of the Company’s common stock in connection with the issuance of $2,275,000 in promissory notes as described in Note 10 to the financial statements. The warrants were valued at $1.7 million.
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

DIRT MOTOR SPORTS, INC. (Registrant)
Date: May 12, 2006	/s/ Paul A. Kruger
Paul A Kruger, Chief Executive Officer

Date: May 12, 2006	/s/ Brian Carter
Brian Carter, Chief Financial Officer