Form 10QSB
period 2006-06-30
DIRT MOTOR SPORTS, INC.
filed 2006-08-14
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
There were 13,905,479 shares of common stock outstanding as of August 11, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,207,746	$18,645
Accounts receivable — trade	501,216	180,628
Inventory	230,570	132,056
Prepaid expenses and other current assets	734,386	476,303

Total current assets	7,673,918	807,632
Land, buildings and equipment, net	10,726,914	10,795,359
Trademarks	100,000	100,000
Goodwill, net of impairment of $8,812,097 in 2006 and 2005	1,508,440	1,508,440
Prepaid Expenses — long term	277,778	333,333
Other assets, net of amortization of $47,294 in 2006 and $106,487 in 2005	140,230	230,562

Total assets	$20,427,280	$13,775,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$—	$253,232
Accounts payable	778,614	1,189,171
Accrued liabilities	1,843,702	1,009,181
Deferred revenues	1,049,690	178,784
Notes payable — net of discount of $3,622,406 in 2005	826,526	7,140,915

Total current liabilities	4,498,532	9,771,283
Notes payable — long term	3,987,553	5,293,874

Total liabilities	8,486,085	15,065,157

Stockholders’ equity (deficit):
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at December 31, 2005	—	20,648,456
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2005	—	6,250,000
Series D Preferred Stock, $0.01 par value; 18,244 shares issued and Outstanding at June 30, 2006	54,731,589	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 13,905,479 and 11,720,555 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	1,391	1,172
Additional paid-in capital	(10,419,838)	9,727,830
Accumulated deficit	(53,211,623)	(37,917,289)

Total stockholders’ equity (deficit)	11,941,195	(1,289,831)

Total liabilities and stockholders’ equity (deficit)	$20,427,280	$13,775,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months ended		Six months ended
	2006	2005	2006	2005
Revenues:
Race sanctioning and event fees	$1,461,584	$2,634,549	$1,771,632	$3,384,623
Track operations, ticket and concession sales	1,719,162	797,900	3,070,714	797,900
Sponsorship and advertising	735,044	453,273	952,570	697,225
Merchandise sales	172,172	237,219	266,203	503,199
Other revenue	42,005	91,104	88,913	122,125

Total revenues	$4,129,967	$4,214,045	$6,150,032	$5,505,072
Operating expenses:
Track and event operations	5,672,343	4,599,753	8,854,668	6,717,998
Sales and marketing	279,033	580,030	499,189	573,512
Merchandise operations and cost of sales	275,782	223,385	466,482	383,060
General and administrative	1,027,320	1,151,570	1,815,147	1,680,924
Non-cash stock option compensation	838,472	—	1,484,482	—
Depreciation and amortization	201,658	195,915	392,346	262,901

Total operating expenses	8,294,608	6,750,653	13,512,314	9,618,395

Loss from operations	(4,164,641)	(2,536,608)	(7,362,282)	(4,113,323)
Other (Expenses) Income:
Interest income	24,707	—	24,717
Interest expense	(6,287,680)	(119,902)	(7,953,619)	(533,877)
Other expense	—	—	(3,150)	—

Total Other (Expense) Income:	(6,262,973)	(119,902)	(7,932,052)	(533,877)

Net (loss)	$(10,427,614)	$(2,656,510)	$(15,294,334)	$(4,647,200)

Dividends on preferred stock:
Warrants and beneficial conversion, Series B	—	—	—	(5,000,000)
Beneficial conversion, Series C	—	—	—	(800,000)
Exchange of Series A for Series B Preferred Stock	—	—	—	(1,667,801)
Exchange of warrants for Series C Preferred Stock	—	—	—	(5,450,000)
Exchange of Series C Preferred Stock	(1,250,000)	—	(1,250,000)	—

Net loss applicable to common stock	$(11,677,614)	$(2,656,510)	$(16,544,334)	$(17,565,001)

Net loss applicable to common stock per common share —
Basic and diluted	$(0.92)	$(0.18)	$(1.35)	$(1.22)

Weighted average common shares outstanding—
Basic and diluted	12,751,853	14,439,554	12,296,482	14,389,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2006
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2005	9,383	$26,898,456	11,720,555	$1,172	$9,727,830	$(37,917,289)	$(1,289,831)
Value assigned to warrants issued in connection with the issuance of notes payable	—	—	—	—	1,715,113	—	1,715,113
Value assigned to stock options issued in conjunction with employment agreements	—	—	—	—	907,359	—	907,359
Value assigned to other stock options issued	—	—	—	—	156,056	—	156,056
Exchange of Notes payable and accrued interest into Series B preferred stock	460	1,381,356	—	—	—	—	1,381,356
Exchange of Series B and C preferred stock for Series D preferred stock:
Retirement of Series B and C preferred stock	(9,843)	(28,279,812)	—	—	—		(28,279,812)
Issuance of Series D preferred stock	9,843	28,279,812	—	—	—	—	28,279,812
Dividends on Series D Preferred Stock:
Increase in liquidation preference upon conversion	—	1,250,000	—	—	(1,250,000)	—	—
Series D Preferred Stock Issuance Cost	—	—	—	—	(1,257,368)	—	(1,257,368)
Exchange of Notes payable and accrued interest into Series D preferred stock	4,401	13,201,777	—	—	—	—	13,201,777
Issuance of Series D preferred stock	4,000	12,000,000	—	—	—	—	12,000,000
Issuance of restricted stock	—	—	725,000	73	420,994	—	421,067
Common Stock issued in warrant exchange	—	—	1,459,924	146	(146)	—	—

Net (loss)	—	—	—	—	—	(15,294,334)	(15,294,334)

Balance, June 30, 2006	18,244	$54,731,589	13,905,479	$1,391	$10,419,838	$(53,211,623)	$11,941,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss)	$(15,294,334)	$(4,647,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392,346	262,901
Stock issued for expenses	—	9,000
Non-cash interest expense, notes payable	7,930,582	482,949
Non-cash stock option compensation	1,484,482	—
Increase (decrease) in cash for changes in:
Accounts receivable	(320,588)	(565,671)
Inventory	(98,514)	(311,961)
Prepaid expenses and other current assets	(202,528)	23,727
Other non-current assets	35,539	(22,004)
Accounts payable	(663,789)	(1,213)
Accrued liabilities	1,449,831	818,752
Deferred revenue	870,906	(101,577)

Net cash (used in) operating activities	(4,416,067)	(4,052,297)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(269,108)	(4,018,438)
Additions to other assets	—	—

Net cash (used in) investing activities	(269,108)	(4,018,438)

Cash flows from financing activities:
Payments on notes payable	(1,811,567)	(1,088,195)
Payments of placement agent fees and other issuance costs	(1,257,368)	(545,000)
Proceeds from issuance notes payable	1,943,211	6,987,000
Proceeds from issuance of preferred stock	12,000,000	5,000,000

Net cash provided by financing activities	10,874,276	10,353,805

Net increase (decrease) in cash and cash equivalents	6,189,101	2,283,070
Cash and cash equivalents, beginning of period	18,645	(55,279)

Cash and cash equivalents, end of period	$6,207,746	$2,227,791

Supplemental schedule of non-cash activities:
Conversion of Preferred Stock: Series A to Series B	$—	$15,648,456

Conversion of Preferred Stock: Series B and C to Series D	$28,279,812	$—

Conversion of notes payable into Series D Preferred stock	$13,201,777	$—

Cash payments for interest	$327,854	$50,090

Issuance of warrants with promissory notes	$1,715,113	$—

Issuance of warrants for property and contract rights	$—	$132,187

Issuance of common stock for property and contract rights	$—	$600,000

Non-cash revenues and expenses, barter agreements	$134,000	$52,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
NOTE 1 — DESCRIPTION OF BUSINESS
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
NOTE 2 — GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the condensed consolidated financial statements, the Company incurred a net loss of $15.3 million for the six month period ended June 30, 2006 and the Company has an accumulated deficit of $53.2 million as of June 30, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 3 — BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the transition period ended December 31, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to the seasonal nature of the Company’s business.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $134,000 and $52,000 of total revenues for the six month period ended June 30, 2006 and 2005 respectively.
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

Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three and six months ended June 30, 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     As of June 30, 2006 the Company had the following warrants and stock options outstanding:
•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 650,000 shares at an exercise price of $3.63 per share

•	Employee stock options to purchase 600,000 shares at an exercise price of $3.75 per share

•	Other stock options totaling 440,000 shares at exercise prices ranging from $3.00 to $4.50 per share
     In addition, as of June 30, 2006, the Company’s Series D Preferred Stock was convertible into 18.2 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of June 30, 2006 the Company had bank deposits in excess of FDIC insurance of $6,153,376.
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
     SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140 and SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 were recently issued. These statements have no current applicability to the Company and have no effect on its financial position, results of operations, or cash flows.
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

     As a result of adopting SFAS No. 123(R) on January 1, 2006, The Company’s net loss for the six-month period ended June 30, 2006 were $1,484,482 greater than if The Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.12 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the six months ended June 30, 2006.
     Unrecognized compensation expense as of June 30, 2006 related to outstanding stock options was $3,727,624, which excludes Race Team options.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at June 30, 2006 was 4.86 years.
     A summary of the status of stock options and related activity for the six month period ended June 30, 2006 is presented below:

Options outstanding at December 31, 2005	650,000	$3.65
Granted	1,040,000	3.80
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at June 30, 2006	1,690,000	$3.74
NOTE 5 — ACQUISITIONS
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

     The Volusia Speedway acquisition amount was allocated based on the estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)
Buildings & equipment	(926,393)

NOTE 6 — PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following at June 30, 2006:

	Cost	Depreciable Life

Land	6,916,338	N/A
Transportation equipment	1,482,898	5 - 7 years
Buildings and grandstands	3,277,841	7 - 40 years
Office furniture and equipment	405,685	3 - 7 years

	12,082,762
Less accumulated depreciation	(1,355,848)

Property and equipment, net	$10,726,914

     Depreciation is computed on a straight-line basis. Depreciation expense for the six months ended June 30, 2006 was $345,052. Depreciation expense for the six months ended June 30, 2005 was $262,900.
NOTE 7 — GOODWILL
As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition, the Dirt Acquisition, the UMP acquisition, the MARS acquisition, and the Lernerville acquisition were treated as separate reporting units for purposes of making these impairment calculations. As of June 30, 2006, the Company had $1,508,440 of goodwill net of impairments of $8,812,097. This goodwill which was incurred in connection with the acquisition of the World Of Outlaws, Dirt Motorsports, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. Dirt Motorsports was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005. There was no additional goodwill impairment recognized in the three and six months ended June 30, 2006.
NOTE 8 — ACCRUED LIABILITIES
     Accrued liabilities at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005

Points fund	$973,801	$—
Salaries, wages and other costs in connection with office closing	6,568	199,059
Interest	178,745	491,914
Acquisition liabilities	103,500	103,500
Other accrued liabilities	581,088	214,708

Total Accrued Liabilities	$1,843,702	$1,009,181

NOTE 9 — DEFERRED REVENUE
     Deferred revenues at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
Sanction fee advances	$120,558	$48,958
Sponsorship prepayments	544,803	129,826
Memberships	150,531	—
Season Passes / Prepaid Tickets	233,798	—

Total Deferred Revenue	$1,049,690	$178,784

NOTE 10 — NOTES PAYABLE
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
In connection with the Company’s financing in February 2005 (see Note 10) (the “Series B Financing”), the Company entered into an exchange letter agreement with Boundless Investments, pursuant to which the Company converted approximately $1,045,000 of the Boundless Investments Note into 425.786 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 340,629 shares of common stock. The Boundless Investments Note provided for conversion into shares of Series A Preferred Stock with a value equal to 110% of the principal of and accrued interest thereon. The increased conversion preference of $102,955 was recorded as additional interest expense for the year ended September 30, 2005. The Boundless Investments Note was subsequently amended to reflect the unconverted principal balance of $1,000,000 and the option of the holder to convert the principal of and interest on the Boundless Investments Note into Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”). In connection with the Series D financing in May 2006, the remaining outstanding principal and all accrued interest was converted into Series D preferred shares. As of June 30, 2006, no amounts remain outstanding under this note.
From May 2005 through April 2006 we issued $12.4 million in promissory notes payable to existing shareholders. These notes were classified as current, due and payable on the first to occur of: (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and was payable on a quarterly basis. The Company issued warrants to purchase 1,948,510 shares of our common stock at an exercise price of $4.50 in connection with these notes. The warrants were valued based on the Black-Scholes fair value method and the value was recorded as a non-cash debt discount and was being amortized over the life of the notes. In connection with the Series D Preferred Stock financing in May 2006, we repaid $867,506 of these notes plus accrued interest and we exchanged the remaining $11.6 million in notes plus accrued interest into 4,401 shares of our Series D Preferred stock and issued Series D warrants to purchase 1,320,178 shares of our common stock at an exercise price of $4.50. At the time of conversion, the company recognized the remaining unamortized debt discount as interest expense in the three and six month periods ending June 30, 2006. Additionally, the Company recognized interest expense for the conversion of the notes at 110% into Series D preferred stock (Note 11).
Notes payable at June 30, 2006 consisted of the following:
$110,000 note payable issued in connection with the purchase of Lernerville Speedway, which is due in one installment on May 30, 2007. This note is secured by a mortgage on the Lernerville Speedway Facility.
$2,310,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. The outstanding principle balance on this note was $1,842,568 as of June 30, 2006. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Note are also guaranteed by the Company.
$423,000 note payable to an individual bearing interest at 8% and payable on or before June 15, 2007.
$128,511 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
     The aggregate amounts of maturities of debt during each of the years ending December 31, 2006 through 2011 are:

2006	$103,639
2007	713,511
2008	193,081
2009	2,516,527
2010 +	1,287,321

$4,814,079

NOTE 11 — STOCKHOLDERS’ EQUITY
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
     Effective July 26, 2005, the Company entered into and consummated a securities exchange agreement with the Company’s former CEO pursuant to which he surrendered 1,500,000 shares of the Company’s common stock, which shares were subsequently canceled by the Company, in exchange for a five year warrant to purchase 750,000 shares of the Company’s common stock, at an exercise price of $5.00 per share. The effect of these transactions was to reduce common stock by $150 and increase additional paid in capital by $150. The warrants were subsequently cancelled in connection with the completion of the Series D Preferred stock financing in May 2006.
     Effective August 9, 2005, the Company entered into a Business Relationship Termination Agreement (the “Termination Agreement”) with its former chief operating officer and other individuals. The Termination agreement provided for, among other things, the payment by the Company of $180,000 as severance pay, the cancellation of 50,000 issued shares of common stock of the Company and all other unissued stock and/or option grants made, the granting of an option to the Company, or its designee, to purchase the remaining 250,000 shares of common stock of the Company at a price of $2.00 per share, and mutual releases. The $180,000 severance payment was expensed in 2005. The par value of the cancelled shares was transferred from common stock to additional paid in capital during 2005.
     Effective September 22, 2005, the Company and Glenn Donnelly (Consultant) entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination Agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,000,000 cash, a note payable in the amount of $500,000, the cancellation of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly, and 500,000 shares currently held by Donnelly to be re-issued. In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. During 2006, this settlement amount was reduced to $1,290,000, payable in the form of two promissory notes, each bearing interest at 8% and each due in installments with full payment due in May and June 2006. Additionally, the number of shares to be cancelled was also reduced from 768,999 to 663,999. The Company retroactively reflected the $210,000 reduction in the termination agreement as of September 30, 2005. The entire $1,290,000 settlement was treated as the cost of retiring the 663,999 shares of stock returned by Glenn Donnelly and cancelled in 2005. In connection with our Series D financing in May 2006, we repaid $900,000 plus accrued interest to Mr. Donnelly.
Preferred Stock
     Effective July 30, 2004, the Company issued 4,790.37 shares of its newly designated Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Stock”) and warrants to purchase 3,832,297 shares of it’s common stock, $0.0001 par value per share (the “Series A Warrants”), for an aggregate sales price of $11,560,199 net of offering cost of $1,373,796. Each share of Series A Preferred Stock had a face value and liquidation preference in an amount equal to $2,700 per share (the “Liquidation Preference Amount”) plus any accrued and unpaid dividends. The Series A Stock was convertible at any time into an aggregate of 4,790,370 shares of common stock, representing a conversion price of $2.70 per share. The holders of Series A Preferred Stock were entitled to receive dividends at the rate of four percent (4%) of the stated Liquidation Preference Amount per share per annum and increasing to six percent (6%) of the stated Liquidation Preference Amount per share per annum commencing two years following the Issuance date, payable semi-annually at the option of the Company in cash or in shares of Common Stock.
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
     The Series A Warrants had a term of seven years at an exercise price of $3.00 per share. In connection with the Series D financing in May 2006, the Series A Warrants were surrendered in exchange for common shares.
     On February 25, 2005, the Company entered into a Series B Convertible Stock Purchase Agreement pursuant to which the Company issued and sold 1,333.33 shares of its newly designated Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”) and warrants to purchase 666,667 shares of our common stock, $0.0001 par value per share (the “Series B Warrants”), for an aggregate purchase price of $4,000,000, which consisted of $3,300,000 in new investment and the conversion of $700,000 of outstanding debt into Series B Stock. In March 2005, the Company sold an additional 333.33 shares of Series B Convertible Preferred Stock and issued warrants to purchase 333,333 shares of our common stock for an aggregate purchase price of $1,000,000. The proceeds from issuance of the Series B Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock included a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Series B Preferred Stock and considered a non-cash dividend recorded during the quarter and was included in the determination of net loss applicable to common stock for the year ended September 30, 2005. Commencing eighteen months following the date of the initial issuance of the Series B Preferred Stock, the holders of record of shares of Series B Preferred Stock were entitled to receive dividends at the rate of four percent (4%) of the stated Liquidation Preference Amount per share per annum and increasing to six percent (6%) of the stated Liquidation Preference Amount per share per annum commencing 30 months following the issuance data payable semi-annually at the option of the Company in cash or in shares of Common Stock. The new issuance of $5.0 million of Series B Stock is convertible into an aggregate of 1,666,667 shares of common stock, representing a conversion price of $3.00 per share. The Company incurred $545,000 in placement agent and legal fees in connection with the issuance of the Series B Convertible Preferred Stock and is included as a reduction of additional paid in capital for the year ended September 30, 2005.
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

     The Series B Warrants had a term of seven years and were exercisable at an exercise price of $4.00 per share. The Series C Warrants had a term of seven years and were exercisable at an exercise price of $5.00 per share.
     In series of transactions completed on May 19, 2006, effective May 16, 2006, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement pursuant to which the Company issued and sold 4,000 shares of Series D Convertible Preferred Stock (the “Series D Stock”) and warrants to purchase 1,200,000 shares of our common stock, $0.0001 par value per share (the “Series D Warrants”), for an aggregate purchase price of $12,000,000.
     The Series D Stock is convertible into an aggregate of 4,000,000 shares of common stock, representing a conversion price of $3.00 per share. The Series D Stock will automatically convert into shares of common stock on the date at least one hundred eighty (180) days following the effective date of a registration statement covering the shares of common stock into which the Series D Stock is convertible (“Registration Statement”), if (a) the closing bid price of our common stock is equal to or greater than $7.50 per share for ten consecutive trading days, (b) the dollar trading volume for each of the ten trading days exceeds $1,000,000, and (c) the Registration Statement is and has been effective without lapse or suspension of any kind, for a period of sixty consecutive calendar days or the shares of common stock into which the Series D Stock is convertible may be sold to the public pursuant to Rule 144(k) under the Securities Act of 1933, as amended.
     The Series D Warrants have a term of five years and are exercisable at an exercise price of $4.50 per share. The Company may call the Series D Warrants at any time following the effective date of the Registration Statement covering the shares of common stock issuable upon exercise of the Series D Warrants, at a price of $0.001 per warrant, if (a) the per share market value our common stock is equal to or greater than $10.00 per share for ten consecutive trading days, (b) the dollar trading volume for each of the ten trading days exceeds $500,000, and (c) the Registration Statement is and has effective been, without lapse or suspension of any kind, for a period of sixty consecutive calendar days.
     We have agreed to file the Registration Statement covering the resale of the shares of common stock to be issued upon conversion of the Series D Stock and the Series D Warrants. In the event the Registration Statement has not been (a) filed on or before the fifteenth (15th) day following the filing of the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2006, but in no event later than May 30, 2006, or (b) declared effective on the date that is the earlier of (i) the ninetieth (90th) day following the filing date or the date which is within three (3) business days of the date on which the Commission informs the Company (A) that the Commission will not review the Registration Statement, or (B) that the Company may request the acceleration of the effectiveness of the Registration Statement and the Company makes such request, then, in either event, the Company will be obligated to pay liquidated damages to the holders of the Series D Stock in the amount equal to two percent (2%) for the first calendar month (prorated for shorter periods) and one and one-half percent (1%) per calendar month there after (prorated for shorter periods) of the holder’s initial investment in the preferred shares, until such time as the Registration Statement is filed or declared effective, as the case may be; provided, however, that in no event shall liquidated damages payable to any holder resulting from any event that is within the control of the Company exceed ten percent (10%) of the holder’s initial investment.
     The Company also entered into exchange agreements pursuant to which each of its issued and outstanding shares of Series B Convertible Preferred Stock, par value $.01 per share (“Series B Stock”), and Series C Convertible Preferred Stock, par value $.01 per share (“Series C Stock”), were exchanged for an aggregate of 9,843.3 shares of the Company’s Series D Stock. The shares of Series D Stock issued in this exchange are convertible into 9,843,270 shares of common stock, the same number of shares of our common stock as the original Series B Stock and Series C Stock could have been converted.
     The Company also issued 4,400 shares of Series D and 1,320,178 Series D Warrants in pursuant to the exchange of $12,001,616 of short term promissory notes in connection with the Series D financing. Further, warrants to purchase an aggregate of 5,839,701 shares of common stock, at exercise prices ranging from $3.00 to $5.00 per share, were cancelled and exchanged into an aggregate of 917,187 shares of our common stock and warrants to purchase 542,738 shares of our common stock at $.001 exercise price with a term of five years.
NOTE 12 — RELATED PARTY TRANSACTIONS
     The Company’s former Chief Executive Officer leased an aircraft to Hildalgo Trading Company, LLC and previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $20,940 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the six months ended June 30, 2005.
     The Company rented office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis through April 2006, from an entity controlled by its former CEO. During the six months ended June 30, 2006 and 2005, respectively, the Company incurred $65,203 and $29,640 of rent expense for the Company’s corporate offices. On May 1, 2006, The Company moved into office space not owned by its former CEO.

NOTE 13 — INCOME TAXES
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
NOTE 14 — COMMITMENTS
     The Company leases a truck for use in transporting merchandise and equipment to the tracks in connection with the Company’s weekly racing series. The lease agreement continues on a month to month basis at a monthly rate of $1,667.
     A wholly-owned subsidiary of the Company has a lease agreement for the Canandaigua Track through July 1, 2006 at a yearly rate of $22,000. We have a lease on our Orange County track for FY 2006 at an annual rate of $115,000.
     Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$159,617	$159,617	$0	$—	$—
     Operating lease expense for the six months ended June 30, 2006 and 2005 was $84,895 and $53,836, respectively.
     The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at June 30, 2006 was $2.4 million.
NOTE 15 — LITIGATION AND CONTINGENCIES
     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not, in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.
NOTE 16 — CONSOLIDATION OF OPERATIONS
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
     The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to reduce operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the six months ended June 30, 2006 are not indicative of results that may be expected for the entire year because of such seasonality.
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
Results of Operations — Comparison of Three Months Ended June 30, 2006 (“2006”) and 2005 (“2005”)
     The overall decrease in our revenues from 2005 to 2006 was due to a reduction in sanctioned races partially offset by increased admission fees resulting from acquisition made in late 2004 and during 2005. The overall increase in our expenses from 2005 to 2006 is due to the acquisitions made in late 2004 and during 2005 and the addition of a leased facility in 2006. At June 30, 2006 we had 88 employees and at June 30, 2005 we had 62 employees.
     Revenues — Our total revenues decreased from $4.2 million in 2005 to $4.1 million in 2006.
     Race sanctioning and event fees revenue decreased from $2.6 million in 2005 to $1.5 million in 2006. This decrease is due a decrease in sanctioned events from 2005 to 2006. In 2005 we completed 29 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities. In 2006 we completed 21 sanctioned events at non-owned facilities and 2 events at our facilities however we rained out and subsequently cancelled 8 events during 2006. During the full calendar year 2005 we completed 87 World of Outlaw Sprint Series sanctioned events at non-affiliated facilities that generated sanctioning fees and 4 events at our facilities that generated admission fees and ticket sales. For the full calendar year 2006 we have scheduled 72 World of Outlaw Sprint Series events at non-affiliated facilities and 6 at our facilities. We expect sanction fees to reflect the decrease in the number of sanctioned events at non-affiliated facilities for the remainder of 2006. We expect this decrease to be offset by increases in track operations, ticket and concession sales as we hold more events at our facilities and co-promote more events during the year.
     During 2006 we generated $1.7 million in track operations, ticket and concession sales. These revenues are generated at events held at our owned or operated racetracks. In 2005, we generated $0.8 million at Company owned tracks during this timeframe. This increase is due to the addition of racetracks during 2005. Our racing season at our other tracks typically begins in April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to increase in 2006 as compared to 2005 for our additional tracks.
     Our sponsorship and advertising revenues increased from $0.5 in 2005 to $0.7 million 2006. We expect sponsorship and advertising revenues to increase in 2006 for new sponsorship agreements for our sanctioning bodies and sponsorship and advertising at for our facilities. Sales of merchandise increased from $0.1 million in 2005 to $0.2 million in 2006. We expect merchandise sales to increase as compared to 2005 for the remainder of 2006.
     Operating expenses — Our total operating expenses increased from $6.8 million in 2005 to $8.3 million in 2006. This increase is due primarily to our additional facilities in 2006 as compared to 2005.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $4.6 million in 2005 to $5.7 million in 2006. An increase of $0.6 million related to direct expenses for the events and track repairs and maintenance at Volusia Speedway during the period. The track repairs and maintenance are expected to decline for the remainder of 2006. Additionally, the increase is due to staffing and repairs and maintenance on our other facilities for the 2006 season. In 2006 and 2005, we incurred $2.3 million and $2.2 million respectively in fees paid to drivers as purse/prizes or attendance fees. In 2006 and 2005, we incurred expenses of $0.8 million and $0.5 million respectively for the accumulation of the year-end drivers’ point fund and other awards.
     Sales and marketing — Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense decreased from $0.5 million in 2005 to $0.3 million in 2006 due to decreases in travel related expenditures.
     Merchandise operations and cost of sales — Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales remained consistent from 2005 to 2006 but are expected to decrease as a percentage of sales during the remainder of 2006.
     General and administrative — Our general and administrative expenses decreased from $1.1 million in 2005 to $1.0 million in 2006 due in part to a decrease in the number of administrative personnel. 2006 also includes $0.1 million in severance and other expenses incurred during the period for reductions in and changes to staffing made in 2006. Additionally, professional fees including legal and accounting fees increased $50,000 due to the changing of our fiscal year end and other corporate matters during the quarter.
     Non-cash stock Compensation — Non-cash stock compensation of $0.8 million in 2006 represents the fair value of restricted common stock and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006.
     Depreciation and amortization — Depreciation and amortization expense increased slightly from 2005 to 2006 due to an increase in assets as a result of the acquisitions described herein.
     Interest expense, net — Interest expense increased from $0.1 million in 2005 to $6.3 million 2006. The non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and quarter ending June 30, 2006 resulted in substantially all of the interest expense incurred during 2006. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006.
Results of Operations — Comparison of Six Months Ended June 30, 2006 (“2006”) and 2005 (“2005”)
     The overall increase in our revenues and expenses from 2005 to 2006 is due to the acquisitions made in late 2004 and during 2005 and the addition of a leased facility in 2006. At June 30, 2006 we had 88 employees and at June 30, 2006 we had 62 employees.
     Revenues — Our total revenues increased from $5.3 million in 2005 to $6.2 million in 2006.
     Race sanctioning and event fees revenue decreased from $3.4 million in 2005 to $1.8 million in 2006. This decrease is due a decrease in sanctioned events from 2005 to 2006 and an increase in the number of events cancelled and not rescheduled due to weather. In 2005 we completed 41 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities. In 2006 we completed 28 sanctioned events at non-owned facilities and 2 events at our facilities. During the full calendar year 2005 we completed 87 World of Outlaw Sprint Series sanctioned events at non-affiliated facilities that generated sanctioning fees and 4 events at our facilities that generated admission fees and ticket sales. For the full calendar year 2006 we have scheduled 74 World of Outlaw Sprint Series events at non-affiliated facilities and 6 at our facilities. We expect sanction fees to reflect the decrease in the number of sanctioned events at non-affiliated facilities for the remainder of 2006. We expect this decrease to be offset by increases in track operations, ticket and concession sales as we hold more events at our facilities and co-promote more events during the year.
     During 2006 we generated $3.1 in track operations, ticket and concession sales. These revenues were generated mainly at events held at Volusia Speedway in the first quarter and our additional tracks as the season began in the second quarter. In 2005, we generated $0.8 million at Company owned tracks during this timeframe. Our racing season at our other tracks typically begins in April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to increase in 2006 as compared to 2005 for our additional tracks.
     Our sponsorship and advertising revenues increased from $0.7 million in 2005 to $1.0 million in 2006. We expect sponsorship and advertising revenues to increase in 2006 for new sponsorship agreements for our sanctioning bodies and sponsorship and advertising at for our facilities. Sales of merchandise decreased from $0.5 million in 2005 to $0.3 million in 2006. This decrease is due in part to an $87,000 decrease in timing equipment sales during the first quarter of 2005 that were sold to sanctioned tracks in 2005 and were not expected to recur in 2006. Additionally, merchandise sales decreased due to the decrease in the number of events during 2006 as compared to 2005. We expect merchandise sales to increase as compared to 2005 for the remainder of 2006.
     Operating expenses — Our total operating expenses increased from $9.6 million in 2005 to $13.5 million in 2006. This increase is due primarily to our additional facilities in 2006 as compared to 2005.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $6.2 million in 2005 to $8.9 million in 2006. An increase of $1.9 million related to direct expenses for the events and track repairs and maintenance at Volusia Speedway during the period. The track repairs and maintenance are expected to decline for the remainder of 2006. Additionally, the increase is due to staffing and repairs and maintenance on our other facilities in preparation for the beginning of the 2006 season. In 2006 and 2005, we incurred $3.4 million and $2.9 million respectively in fees paid to drivers as purse/prizes or attendance fees, this increase is due to the events held at Volusia Speedway in February. In 2006 and 2005, we incurred expenses of $1.0 million and $0.6 million respectively for the accumulation of the year-end drivers’ point fund and other awards.
     Sales and marketing — Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense decreased from $0.6 million in 2005 to $0.5 million in 2006 due to decreases in travel related expenditures.
     Merchandise operations and cost of sales — Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales remained consistent from 2005 to 2006 but are expected to decrease as a percentage of sales during the remainder of 2006.
     General and administrative — Our general and administrative expenses increased slightly from $1.68 million in 2005 to $1.81 2006. Each period includes costs incurred for severance and other costs related to office moving and closings. We expect general and administrative expenses to decrease during the remainder of 2006.
     Non-cash stock Compensation — Non-cash stock compensation of $1.5 million in 2006 represents the fair value of restricted common stock and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006.
     Depreciation and amortization — Depreciation and amortization expense increased from $263,000 in 2005 to $392,000 in 2006 due to an increase in assets as a result of the acquisitions described herein.
     Interest expense, net — Interest expense increased from $0.5 million in 2005 to $8.0 million 2006. The non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and quarter ending June 30, 2006 resulted in substantially all of the interest expense incurred during 2006. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006.
Liquidity and Capital Resources
     The Company generated $6.2 million in revenues during the period ended June 30, 2006; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits during the quarter ended June 30, 2006 has been from the issuance of notes payable and Series D Preferred Stock.

     During the period ended June 30, 2006, the Company used $4.4 million in operating activities primarily the result of a net loss of $15.3 million, non-cash interest expense of $7.9 million, depreciation and amortization of $0.4 million, non-cash stock compensation of $1.5 million and other working capital changes, primarily accounts payable and accrued liabilities.
     During the six months ended June 30, 2006, the Company used $269,000 in investing activities primarily for track improvements.
     During the six months ended June 30, 2006 financing activities provided $10.9 million primarily through the issuance of $12.0 million in preferred stock, $1.9 million of notes payable offset by repayment of $1.8 million in notes payable and $1.3 million in other offering costs.
     The Company incurred a net loss of $15.3 million for the period ended June 30, 2006. and the Company has an accumulated deficit of $53.2 million as of June 30, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     The following table summarizes our contractual obligations as of June 30, 2006:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years
Operating leases	$159,617	$159,617	$—	$—	$—
Employment agreements	$2,352,500	$787,500	$1,565,000	$—	$—
Notes payable and accrued interest	$5,008,127	$1,267,047	$683,259	$3,057,821	$—
     Operating lease expense for the six months ended June 30, 2006 and 2005 was $84,895 and $53,836, respectively.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $134,000 and $52,000 of total revenues for the respective six month periods ended June 30, 2006 and 2005.
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
Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three and six months ended June 30, 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     As of June 30, 2006 the Company had the following warrants and stock options outstanding:
•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options totaling 650,000 shares at an exercise price of $3.63 per share

•	Employee stock options totaling 600,000 shares at an exercise price of $3.75 per share

•	Other stock options totaling 440,000 shares at exercise prices ranging from $3.00 to $4.50 per share
     In addition, as of June 30, 2006, the Company’s Series D Preferred Stock was convertible into 18.2 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of June 30, 2006 the Company had bank deposits in excess of FDIC insurance of $6.2 million.
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
     SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140 and SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 were recently issued. These statements have no current applicability to the Company and have no effect on its financial position, results of operations, or cash flows.
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
     As a result of adopting SFAS No. 123(R) on January 1, 2006, The Company’s net loss for the six-month period ended June 30, 2006 were $1,484,482 greater than if The Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.12 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the six months ended June 30, 2006.
     Unrecognized compensation expense as of June 30, 2006 related to outstanding stock options was $3,727,624.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at June 30, 2006 was 4.86 years.
     A summary of the status of stock options and related activity for the six month period ended June 30, 2006 is presented below:

Options outstanding at December 31, 2005	650,000	$3.65
Granted	1,040,000	3.80
Exercised	—	—
Forfeited/expired	—	—
Options outstanding at June 30, 2006	1,690,000	$3.74
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
Possible impairment of goodwill.
     Our failure to meet projected revenue and earnings could result in the impairment of goodwill incurred in connection with various acquisitions of existing operations. As of December 31, 2005, the Company had $10,320,538 in goodwill which was incurred in connection with the acquisition of the World of Outlaws, Dirt Motorsports, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. Dirt Motorsports was impaired by $1,611,700 all resulting in a charge against current earnings at December 31, 2005. There was no additional goodwill impairment recognized in the three month period ended June 30, 2006.
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
     As of August 11, 2006, our executive officers, directors and principal stockholders together beneficially own approximately 85% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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
     As of August 11, 2006, we had 13,905,479 shares of common stock outstanding. In addition, as of August 11, 2006, the Company’s Series D Preferred Stock was convertible into 18.2 million shares of common stock and we had warrants exercisable to purchase 3.7 million shares of common stock. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.
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
PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In series of transactions completed on May 19, 2006, effective May 16, 2006, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement pursuant to which the Company issued and sold 4,000 shares of Series D Convertible Preferred Stock (the “Series D Stock”) and warrants to purchase 1,200,000 shares of our common stock, $0.0001 par value per share (the “Series D Warrants”), for an aggregate purchase price of $12,000,000.
     The Series D Stock is convertible into an aggregate of 4,000,000 shares of common stock, representing a conversion price of $3.00 per share.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     The following documents are filed as part of this report:
     (a) Exhibits
2.1	Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

4.1	Series B Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.3	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.4	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.5	Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.7	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.8	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.9	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.10	Form of Series A Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.11	Form of Series D Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.12	Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.13	Form of Series D Warrant. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.14	Form of Series B Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.15	Form of Series C Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.16	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, North Sound Legacy Institutional Fund LLC, a Delaware limited liability company, and North Sound Legacy International Fund Ltd, a British Virgin Islands corporation. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.17	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and Royal Bank of Canada. (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.18	Form of Registration Rights Agreement dated as of May 16, 2006. (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.19	Form of Mutual Release Agreement, dated as of May 19, 2006, by and between Dirt Motor Sports, Inc., a Delaware corporation, and Mr. Paul A. Kruger. (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.20	Form of Lock-Up by between Dirt Motor Sports, Inc., a Delaware corporation and Paul A. Kruger. (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tom Deery *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian Carter *

32	Section 1350 Certification of Tom Deery and Brian Carter *

*Filed herewith
     (b) Reports on Form 8-K.
     The Registrant filed a Current Report on Form 8-K, dated May 16, 2006, reporting pursuant to Items 1,2 and 5 of such Form that in series of transactions completed on May 19, 2006, effective May 16, 2006, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement pursuant to which the Company issued and sold 4,000 shares of Series D Convertible Preferred Stock and warrants to purchase 1,200,000 shares of our common stock, $0.0001 par value per share, for an aggregate purchase price of $12,000,000.
     The Registrant filed a Current Report on Form 8-K, dated July 3, 2006, reporting pursuant to Item 5 and Item 8 of such Form that Robert F. Hussey has been appointed to the Company’s Board of Directors and that the Company had granted restricted shares to certain of its executive officers. Additionally, the Company reported that it had entered into a severance agreement and mutual release with the Company’s Chief Administrative Officer.
     The Registrant filed a Current Report on Form 8-K, dated August 9, 2006, reporting pursuant to Item 5 of such Form that Harvey W. Schiller, Ph.D. has been appointed to the Company’s Board of Directors and elected as Chairman.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRT MOTOR SPORTS, INC.
(Registrant)

Date: August 14, 2006	/s/ Tom Deery

Tom Deery, Chief Executive Officer

Date: August 14, 2006	/s/ Brian Carter

Brian Carter, Chief Financial Officer