Form 10KSB/A
period 2005-09-30
DIRT MOTOR SPORTS, INC.
filed 2006-11-02
CIK 793041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1
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
In exchange for the assets and real property acquired, which consisted of the Rolling Wheels motor sports racing track located in Elbridge, New York, the Company paid $1,088,777 to FLI consisting of (a) cash in an aggregate of $1,000,000, and (b) 300,000 shares of the Company’s common stock, $0.0001 par value per share of which 250,000 were paid in October 2003. The Company also incurred $28,777 of costs relating to the acquisition. The Shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.
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
The Company began to experience collection delays in amounts due from NVE during the year ended September 30, 2005 and NVE has filed for protection under the bankruptcy laws of New Jersey. Additionally, future collections under the agreement are uncertain and as such, the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the statement of operations in the line item “Goodwill Impairment” for the year ended September 30, 2005.
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
Merchandise operations and cost of sales — Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales increased from $355,000 in 2004 to $937,000 in 2005. Increases in these expenses correspond with the increased number of events and increased as revenues increased (corresponding revenues are included in Merchandise sales). Gross margins (cost of goods sold only, excluding operating expense) decreased from 55% in 2004 to 47% in 2005, due mainly to our acquisitions and the fact that we owned and operated the World of Outlaws series and Dirt. Merchandise margins were down from 2004 due to increases in labor and travel related to staffing for new merchandise kiosks.
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
Debt restructuring expense — Debt restructuring expense reported in 2004 represents the value of warrants issued in connection with the restructuring of certain notes payable in July 2004. See Note 9 to the audited financial statements.
Goodwill impairment — Goodwill impairment during each period presented represents amounts charged to current earnings under the Company’s annual impairment tests as required under SFAS No. 142. The impairment charges for each period are associated with the acquired entity as indicated below:

	2005	2004
World of Outlaws	$2,027,248	$2,954,978
UMP	2,218,171	—
Dirt Motorsports, Inc.	1,611,700	—
World of Outlaws trademark	142,452	—

Total impairment charges	$5,999,571	$2,954,978

Liquidity and Capital Resources
At September 30, 2005, the Company had negative working capital of $9.2 million. The Company generated $12.5 million in revenues during the year ended September 30, 2005; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits during the year ended September 30, 2005 has been from issuance of preferred stock and notes payable.
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

Dirt Motor Sports, Inc.
(Registrant)

By:	/s/	Thomas Deery	Date: November 2, 2005

Thomas Deery Chief Executive Officer

By:	/s/	Brian M. Carter	Date: November 2, 2005

Brian M. Carter, Chief Financial Officer

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

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005 and 2004

	Year ended
	September 30,:
	2005	2004
Cash flows from operating activities:
Net (loss)	$(19,693,237)	$(7,707,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511,183	91,305
Non-cash interest expense, notes payable	5,071,612	666,667
Common stock issued for expenses	9,000	208,650
Restructuring fees paid by shareholder	—	800,000
Impairment of goodwill	5,999,571	2,954,978
Increase (decrease) in cash for changes in:
Accounts receivable	2,755	(356,614)
Inventory	(254,701)	(72,891)
Prepaid expenses and other current assets	(207,580)	(84,932)
Other non-current assets	118,252	—
Accounts payable	134,692	52,704
Accrued liabilities	166,404	1,287,515
Deferred revenue	(780,876)	1,259,028

Net cash (used in) operating activities	(8,922,925)	(900,769)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(8,753,285)	(505,508)
Advances on acquisition	—	(9,068,757)
Additions to other assets	—	(207,249)

Net cash (used in) investing activities	(8,753,285)	(9,781,514)

Cash flows from financing activities:
Issuance of common stock for cash	—	260,000
Issuance of preferred stock for cash	5,000,000	10,625,918
Cost of stock issuance	(545,000)	(3,652,516)
Payments on notes payable	(1,385,417)	—
Proceeds from issuance of notes payable	10,359,991	8,454,196

Net cash provided by financing activities	13,429,574	15,687,598

Net increase (decrease) in cash and cash equivalents	(4,246,636)	5,005,315
Cash and cash equivalents, beginning of period	5,005,930	615

Cash and cash equivalents, end of period	$759,294	$5,005,930

Supplemental schedule of non-cash activities:
Conversion of Convertible Preferred Stock: Series A to Series B	$15,648,456	$—
Notes issued in conjunction with the agreement to surrender common stock	$1,323,000	$—
Issuance of warrants, acquisitions	$132,187	$—
Cash payments for interest	$113,940	$257,436
Issuance of common stock, acquisitions	$600,000	$311,667
Payment of not receivable through acquisition	$—	$612,047
Assumption of sanction deposits through acquisition	$—	$1,042,780
Conversion of note payable and accrued interest to Series A preferred stock	$1,149,622	$1,100,007
Cancellation of debt by shareholder	$—	$2,198,334
Non cash offering costs	$—	$(165,726)
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
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $19.7 million for the year ended September 30, 2005. The Company has an accumulated deficit of $34.1 million and negative working capital of $9.2 million as of September 30, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Revenue Recognition and Deferred Revenue
The Company derives its revenues from race sanctioning and event fees, admission fees and ticket sales, sponsorship and advertising, merchandise sales and other revenue. “Race sanctioning and event fees” includes amounts received from track owners and promoters for the organization and/or delivery of our racing series or touring shows including driver fees. The related payout of the drivers purses are included as an expense within the statement of operations line item “Track and event operations.” “Admission fees and ticket sales” includes ticket sales for all events held at the Company’s owned or leased facilities and ticket sales for our touring shows where we rent tracks for individual events and organize, promote and deliver our racing programs. “Sponsorship and advertising” revenue includes fees obtained for the right to sponsor our motorsports events, series or publications, and for advertising in our printed publications or television programming.
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