Form 10-KT/A
period 2005-12-31
DIRT MOTOR SPORTS, INC.
filed 2006-11-02
CIK 793041

UNITES STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1.
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
Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales increased from $75,000 in 2004 to $311,000 in 2005. Increases in these expenses correspond with the increased number of events and merchandise sales. Gross margins (cost of goods sold only, excluding operating expenses) decreased from 54% in 2004 to a negative 91% in 2005 due to merchandise given away through various promotions and increases in labor and travel related to staffing for new merchandise kiosks.
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

Dirt Motor Sports, Inc. (Registrant)

By: /s/	Thomas Deery	Date: November 2 , 2006

Thomas Deery, Chief Executive Officer

By: /s/	Brian M. Carter	Date: November 2 , 2006
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
Revenue Recognition and Deferred Revenue
The Company derives its revenues from race sanctioning and event fees, admission fees and ticket sales, sponsorship and advertising, merchandise sales and other revenue. “Race sanctioning and event fees” includes amounts received from track owners and promoters for the organization and/or delivery of our racing series or touring shows including driver fees. The related payout of drivers purses are included as an expense within the statement of operations line item “track and event operations” “Admission fees and ticket sales” includes ticket sales for all events held at the Company’s owned or leased facilities and ticket sales for our touring shows where we rent tracks for individual events and organize, promote and deliver our racing programs. “Sponsorship and advertising” revenue includes fees obtained for the right to sponsor our motorsports events, series or publications, and for advertising in our printed publications or television programming.
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