Form 10QSB
period 2006-09-30
DIRT MOTOR SPORTS, INC.
filed 2006-11-14
CIK 793041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
There were 14,265,319 shares of common stock outstanding as of November 7, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,576,052	$18,645
Accounts receivable — trade	248,676	180,628
Inventory	74,055	132,056
Prepaid expenses and other current assets	623,727	476,303

Total current assets	5,522,510	807,632
Land, buildings and equipment, net	10,599,558	10,795,359
Trademarks and other intellectual property rights	123,429	100,000
Goodwill, net of impairment of $8,812,097 in 2006 and 2005	1,508,440	1,508,440
Prepaid Expenses – long term	208,334	333,333
Other assets, net of amortization of $41,000 in 2006 and $106,487 in 2005	41,000	230,562

Total assets	$18,003,271	$13,775,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$—	$253,232
Accounts payable	707,411	1,189,171
Accrued liabilities	2,867,481	1,009,181
Deferred revenues	624,338	178,784
Notes payable – net of discount of $3,622,406 in 2005	709,672	7,140,915

Total current liabilities	4,908,902	9,771,283
Notes payable – long term	4,052,481	5,293,874

Total liabilities	8,961,383	15,065,157

Stockholders’ equity:
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at December 31, 2005	—	20,648,456
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2005	—	6,250,000
Series D Preferred Stock, $0.01 par value; 18,124 shares issued and Outstanding at September 30, 2006	54,372,615	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,125,137 and 11,720,555 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	1,413	1,172
Additional paid-in capital	11,337,663	9,727,830
Accumulated deficit	(56,669,803)	(37,917,289)

Total stockholders’ equity (deficit)	9,041,888	(1,289,831)

Total liabilities and stockholders’ equity	$18,003,271	$13,775,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three months ended		Nine months ended
	2006	2005	2006	2005
Revenues:
Race sanctioning and event fees	$2,470,954	$3,153,747	$4,242,586	$6,538,370
Track operations, ticket and concession sales	2,601,057	937,750	5,671,771	1,735,650
Sponsorship and advertising	694,370	466,646	1,646,940	1,163,871
Merchandise sales	240,632	468,832	506,835	972,031
Other revenue	126,386	215,819	215,299	337,944

Total revenues	$6,133,399	$5,242,794	$12,283,431	$10,747,866
Operating expenses:
Track and event operations	7,592,261	6,412,246	16,446,929	13,130,244
Sales and marketing	446,737	626,351	945,926	1,199,863
Merchandise operations and cost of sales	257,835	478,989	724,317	862,049
General and administrative	431,731	259,375	2,246,878	1,940,299
Non-cash stock option compensation	627,840	—	2,112,322	—
Goodwill impairment	—	5,999,571	—	5,999,571
Depreciation and amortization	187,521	201,182	579,867	464,083

Total operating expenses	9,543,925	13,977,714	23,056,239	23,596,109

Loss from operations	(3,410,526)	(8,734,920)	(10,772,808)	(12,848,243)
Other (Expenses) Income:
Interest income	57,523	13,824	82,240	13,824
Interest expense	(105,176)	(3,762,931)	(8,058,795)	(4,296,808)
Other expense	—	(16,240)	(3,151)	(16,240)

Total Other (Expense) Income:	(47,653)	(3,765,347)	(7,979,706)	(4,299,224)

Net (loss)	$(3,458,179)	$(12,500,267)	$(18,752,514)	$(17,147,467)

Dividends on preferred stock:
Warrants and beneficial conversion, Series B	—	—	—	(5,000,000)
Beneficial conversion, Series C	—	—	—	(800,000)
Exchange of Series A for Series B Preferred Stock	—	—	—	(1,667,801)
Exchange of warrants for Series C Preferred Stock	—	—	—	(5,450,000)
Issuance cost, Series D Preferred Stock	—	—	(1,326,335)	—
Exchange of Series B&C for Series D Preferred Stock	—	—	(1,250,000)	—

Net loss applicable to common stock	$(3,458,179)	$(12,500,267)	$(21,328,849)	$(30,065,268)

Net loss applicable to common stock per common share —
Basic and diluted	$(0.25)	$(0.96)	$(1.65)	$(2.15)

Weighted average common shares outstanding—
Basic and diluted	14,042,408	13,012,695	12,890,746	13,958,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2006
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2005	9,383	$26,898,456	11,720,555	$1,172	$9,727,830	$(37,917,289)	$(1,289,831)
Value assigned to warrants issued in connection with the issuance of notes payable	—	—	—	—	1,715,113	—	1,715,113
Value assigned to stock options issued	—	—	—	—	1,349,033	—	1,349,033
Exchange of Notes payable and accrued interest into Series B preferred stock	460	1,381,356	—	—	—	—	1,381,356
Exchange of Series B & C preferred stock for Series D preferred stock:
Retirement of Series B&C preferred stock	(9,843)	(28,279,812)	—	—	—	—	(28,279,812)
Issuance of Series D preferred stock	9,843	28,279,812	—	—	—	—	28,279,812
Dividends on Series D Preferred Stock:
Increase in liquidation preference upon conversion	—	1,250,000	—	—	(1,250,000)	—	—
Series D Preferred Stock Issuance Cost	—	—	—	—	(1,326,335)	—	(1,326,335)
Exchange of Notes payable and accrued interest into Series D preferred stock	4,401	13,201,777	—	—	—	—	13,201,777
Issuance of Series D preferred stock	4,000	12,000,000	—	—	—	—	12,000,000
Series D conversions to common stock	(120)	(358,974)	119,658	12	358,962	—	—
Issuance of restricted stock	—	—	825,000	83	763,206	—	763,289
Common Stock issued in warrant exchange	—	—	1,459,924	146	(146)	—	—
Net(loss)	—	—	—	—	—	(18,752,514)	(18,752,514)

Balance, September 30, 2006	18,124	$54,372,615	14,125,137	$1,413	$11,337,663	$(56,669,803)	$9,041,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss)	$(18,752,514)	$(17,147,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,867	464,083
Non-cash interest expense, notes payable	7,930,582	4,071,609
Non-cash stock option compensation	2,112,322	—
Impairment of goodwill	—	5,999,571
Increase (decrease) in cash for changes in:
Accounts receivable	(68,048)	(327,698)
Inventory	58,001	(256,415)
Prepaid expenses and other current assets	(147,424)	(106,461)
Other non-current assets	124,999	118,252
Accounts payable	(481,760)	(193,388)
Accrued liabilities	2,578,116	666,066
Deferred revenue	445,554	(12,757)

Net cash (used in) operating activities	(5,620,305)	(6,724,605)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(322,439)	(5,950,396)

Net cash (used in) investing activities	(322,439)	(5,950,396)

Cash flows from financing activities:
Payments on notes payable	(1,863,493)	(1,325,417)
Payments of placement agent fees and other issuance costs	(1,326,335)	(545,000)
Repayments, cash overdraft	(253,232)	(55,279)
Proceeds from issuance notes payable	1,943,211	10,359,991
Proceeds from issuance of preferred stock	12,000,000	5,000,000

Net cash provided by financing activities	10,500,151	13,434,295

Net increase (decrease) in cash and cash equivalents	4,557,407	759,294
Cash and cash equivalents, beginning of period	18,645	—

Cash and cash equivalents, end of period	$4,576,052	$759,294

Supplemental schedule of non-cash activities:
Conversion of Preferred Stock: Series A to Series B	$—	$15,648,456

Conversion of Preferred Stock: Series B and C to Series D	$28,279,812	$—

Conversion of notes payable into Series D Preferred stock	$13,201,777	$—

Cash payments for interest	$360,869	$50,090

Issuance of warrants with promissory notes	$1,715,113	$—

Notes payable issued in connection with an agreement to surrender of common stock	$—	$1,323,000

Non-cash revenues and expenses, barter agreements	$165,500	$77,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
NOTE 2 – GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the condensed consolidated financial statements, the Company incurred a net loss of $18.7 million for the nine month period ended September 30, 2006 and the Company has an accumulated deficit of $56.6 million as of September 30, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 3 – BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the transition period ended December 31, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to the seasonal nature of the Company’s business.
     The factors discussed in Footnote 2 above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $165,500 and $77,400 of total revenues for the nine month period ended September 30, 2006 and 2005 respectively.
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

Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three and nine months ended September 30, 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     As of September 30, 2006 the Company had the following warrants and stock options outstanding:
•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 890,059 shares of common stock at an exercise price of $3.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 300,000 shares at an exercise price of $2.49 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.65 per share

•	Employee stock options to purchase 600,000 shares at an exercise price of $3.75 per share

•	Director stock options to purchase 375,000 shares at exercise prices ranging from $3.00 to $4.75 per share

•	Other stock options totaling 390,000 shares at exercise prices ranging from $3.00 to $4.50 per share
     In addition, as of September 30, 2006, the Company’s Series D Preferred Stock was convertible into 18.1 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of September 30, 2006 the Company had bank deposits in excess of FDIC insurance of $4.6 million.
New Accounting Pronouncements
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
     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this

Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.
     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     As a result of adopting SFAS No. 123(R) on January 1, 2006, The Company’s net loss for the nine-month period ended September 30, 2006 were $2.1 million greater than if The Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.15 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the nine months ended September 30, 2006.
     Unrecognized compensation expense as of September 30, 2006 related to outstanding stock options was $4.2 million, which excludes Race Team options.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at September 30, 2006 was 4.86 years.
     A summary of the status of stock options and related activity for the nine month period ended September 30, 2006 is presented below:

Options outstanding at December 31, 2005	890,000	$3.91

Granted	1,475,000	3.41

Exercised	—	—

Forfeited/expired	(400,000)	3.68

Options outstanding at September 30, 2006	1,965,000	$3.58
NOTE 5 – ACQUISITIONS
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
     The Volusia Speedway acquisition amount was allocated based on the estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)
Buildings & equipment	(926,393)

NOTE 6 – PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following at September 30, 2006:

	Cost	Depreciable Life
Land	$6,916,338	N/A
Transportation equipment	1,482,898	5 – 7 years
Buildings and grandstands	3,286,212	7 – 40 years
Office furniture and equipment	450,645	3 – 7 years

	12,136,093
Less accumulated depreciation	(1,536,535)

Property and equipment, net	$10,599,558

     Depreciation is computed on a straight-line basis. Depreciation expense for the nine months ended September 30, 2006 was $525,800. Depreciation expense for the nine months ended September 30, 2005 was $385,000.
NOTE 7 – GOODWILL
As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition, the Dirt Acquisition, the UMP acquisition, the MARS acquisition, and the Lernerville acquisition were treated as separate reporting units for purposes of making these impairment calculations. As of September 30, 2006, the Company had $1,508,440 of goodwill net of impairments of $8,812,097. This goodwill which was incurred in connection with the acquisition of the World Of Outlaws, Dirt Motorsports, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. Dirt Motorsports was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005. There was no additional goodwill impairment recognized in the three and nine months ended September 30, 2006.
The impairment charges for each period are associated with the acquired entity as indicated below:

	The three and nine	The three and nine
	months Ended	months Ended
	September 30, 2006	September 30, 2005
World of Outlaws	$—	$2,027,248
UMP	—	2,218,171
Dirt Motorsports, Inc.	—	1,611,700
World of Outlaws trademark	—	142,452

Total impairment charges	$—	$5,999,571

NOTE 8 – ACCRUED LIABILITIES
     Accrued liabilities at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
Points fund	$2,091,084	$—
Salaries, wages and other costs in connection with office closing	—	199,059
Interest	206,874	491,914
Acquisition liabilities	103,500	103,500
Compensation and other employee benefits	283,351	139,540
Other accrued liabilities	182,672	75,168

Total Accrued Liabilities	$2,867,481	$1,009,181

NOTE 9 – DEFERRED REVENUE
     Deferred revenues at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
Sanction fee advances	$36,564	$48,958
Sponsorship prepayments	253,806	129,826
Memberships	46,665	—
Season Passes / Prepaid Tickets	287,303	—

Total Deferred Revenue	$624,338	$178,784

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
In connection with the Company’s financing in February 2005 (see Note 10) (the “Series B Financing”), the Company entered into an exchange letter agreement with Boundless Investments, pursuant to which the Company converted approximately $1,045,000 of the Boundless Investments Note into 425.786 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 340,629 shares of common stock. The Boundless Investments Note provided for conversion into shares of Series A Preferred Stock with a value equal to 110% of the principal of and accrued interest thereon. The increased conversion preference of $102,955 was recorded as additional interest expense for the year ended September 30, 2005. The Boundless Investments Note was subsequently amended to reflect the unconverted principal balance of $1,000,000 and the option of the holder to convert the principal of and interest on the Boundless Investments Note into Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”). In connection with the Series D financing in May 2006, the remaining outstanding principal and all accrued interest was converted into Series D preferred shares. As of September 30, 2006, no amounts remain outstanding under this note.
From May 2005 through April 2006 we issued $12.4 million in promissory notes payable to existing shareholders. These notes were classified as current, due and payable on the first to occur of: (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and was payable on a quarterly basis. The Company issued warrants to purchase 1,948,510 shares of our common stock at an exercise price of $4.50 in connection with these notes. The warrants were valued based on the Black-Scholes fair value method and the value was recorded as a non-cash debt discount and was being amortized over the life of the notes. In connection with the Series D Preferred Stock financing in May 2006, we repaid $867,506 of these notes plus accrued interest and we exchanged the remaining $11.6 million in notes plus accrued interest into 4,401 shares of our Series D Preferred stock and issued Series D warrants to purchase 1,320,178 shares of our common stock at an exercise price of $4.50. At the time of conversion, the company recognized the remaining unamortized debt discount as interest expense in the three and nine month periods ending September 30, 2006. Additionally, the Company recognized interest expense for the conversion of the notes at 110% into Series D preferred stock (Note 11).
Notes payable at September 30, 2006 consisted of the following:
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

$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. The outstanding principle balance on this note was $1,801,033 as of September 30, 2006. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Note are also guaranteed by the Company.
$423,000 note payable to an individual bearing interest at 8% and payable on or before June 15, 2007.
$118,120 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
     The aggregate amounts of maturities of debt during each of the years ending December 31, 2006 through 2011 are:

2006	$47,435
2007	713,009
2008	211,942
2009	2,566,862
2010 +	1,222,905

$4,762,153

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
     We agreed to file the Registration Statement covering the resale of the shares of common stock to be issued upon conversion of the Series D Stock and the Series D Warrants. In the event the Registration Statement was not (a) filed on or before the fifteenth (15th) day following the filing of the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2006, but in no event later than May 30, 2006, or (b) declared effective on the date that is the earlier of (i) the ninetieth (90th) day following the filing date or the date which is within three (3) business days of the date on which the Commission informs the Company (A) that the Commission will not review the Registration Statement, or (B) that the Company may request the acceleration of the effectiveness of the Registration Statement and the Company makes such request, then, in either event, the Company will be obligated to pay liquidated damages to the holders of the Series D Stock in the amount equal to two percent (2%) for the first calendar month (prorated for shorter periods) and one and one-half percent (1%) per calendar month there after (prorated for shorter periods) of the holder’s initial investment in the preferred shares, until such time as the Registration Statement is filed or declared effective, as the case may be; provided, however, that in no event shall liquidated damages payable to any holder resulting from any event that is within the control of the Company exceed ten percent (10%) of the holder’s initial investment. The registration statement was effective in accordance with the requirements of the purchase agreement.
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
NOTE 12 – RELATED PARTY TRANSACTIONS
     The Company’s former Chief Executive Officer leased an aircraft to Hildalgo Trading Company, LLC and previously leased an aircraft to Business Jet. The Company utilized both companies for travel services. The Company has spent approximately $20,940 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the nine months ended September 30, 2005.
     The Company rented office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis through April 2006, from an entity controlled by its former CEO. During the nine months ended September 30, 2006 and 2005, respectively, the Company incurred $65,203 and $29,640 of rent expense for the Company’s corporate offices. On May 1, 2006, The Company moved into office space not owned by its former CEO.

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
     As of December 31, 2005, the Company had net operating loss carry forwards of approximately $23.8 million and a deferred tax asset of approximately $12.2 million.
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
     Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations Operating leases	$42,356	$42,356	$—	$—	$—
     Operating lease expense for the nine months ended September 30, 2006 and 2005 was $131,576 and $85,913, respectively.
     The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at September 30, 2006 was $2.6 million.
NOTE 15 – LITIGATION AND CONTINGENCIES
     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not, in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.
     On November 8, 2006, the Company’s former Chairman and Chief Executive Officer, filed suit in the District Court of Cleveland County, State of Oklahoma, alleging breach of contract for the Company’s alleged failure to register certain shares of Common Stock held by he and his family. The suit seeks damages of $2.55 million. The Company believes the suit is wholly without merit and intends to vigorously defend the suit.
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
     The purchase price was allocated based on the preliminary estimated fair value as follows

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

Results of Operations – Impact of Seasonality and Weather on Quarterly Results
     In 2006, we scheduled 79 World of Outlaw Sprint Series races, 40 World of Outlaw Late Model Series Races, 32 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series. Most of these events are scheduled in the period from March to November each year. As a result, our business has been, and is expected to remain, highly seasonal.
     The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to reduce operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the nine months ended September 30, 2006 are not indicative of results that may be expected for the entire year because of such seasonality.
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
Results of Operations – Comparison of Three Months Ended September 30, 2006 (“2006”) and 2005 (“2005”)
     The overall increase in our revenues and expenses from 2005 to 2006 is due to acquisitions made during 2005 and the addition of a leased facility in 2006 offset in part by a reduction in the number of sanctioned races. At September 30, 2006 we had 78 employees and at September 30, 2005 we had 66 employees.
     Revenues – Our total revenues increased from $5.2 million in 2005 to $6.1 million in 2006.
     Race sanctioning and event fees revenue decreased from $3.2 million in 2005 to $2.5 million in 2006. This decrease is due a decrease in sanctioned events from 2005 to 2006. In 2005 we completed 41 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities. In 2006 we completed 35 sanctioned events at non-owned facilities and 3 events at our facilities. During the full calendar year 2005 we completed 87 World of Outlaw Sprint Series sanctioned events at non-affiliated facilities that generated sanctioning fees and 4 events at our facilities that generated admission fees and ticket sales. For the full calendar year 2006 we scheduled 73 World of Outlaw Sprint Series events at non-affiliated facilities and 6 at our facilities and we expect to complete 71 total races during 2006. We expect sanction fees to reflect the decrease in the number of sanctioned events at non-affiliated facilities for the remainder of 2006. We expect this decrease to be offset by increases in track operations, ticket and concession sales as we hold more events at our facilities and co-promote more events during the year. We expect the number of sanctioned events at non-affiliated facilities to increase in 2007.
     During 2006 we generated $2.6 million in track operations, ticket and concession sales. These revenues are generated at events held at our owned or operated racetracks. In 2005, we generated $0.9 million at Company owned tracks during this timeframe. This increase is due to the addition of racetracks during 2005. In 2006 and 2005, we generated food and beverage sales at our facilities of $0.4 million and $0.2 million, respectively. Our racing season at our tracks typically begins in April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to remain higher for the remainder of 2006 as compared to 2005 for additional events during the period.
     Our sponsorship and advertising revenues increased from $0.5 in 2005 to $0.7 million 2006. We expect sponsorship and advertising revenues to increase in 2006 for new sponsorship agreements for our sanctioning bodies and sponsorship and advertising at for our facilities. Sales of merchandise decreased from $0.5 million in 2005 to $0.2 million in 2006 due in part to a decrease in the number of events during the period.
     Operating expenses – Our total operating expenses decreased from $14.0 million in 2005 to $9.5 million in 2006. This decrease is due to a charge taken to impair goodwill associated with our business purchases of approximately $6.0 million in 2005 which did not occur in 2006 offset in part by an increase in operating expenses for our additional facilities in 2006 as compared to 2005.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $6.4 million in 2005 to $7.6 million in 2006. An increase of $0.4 million related to direct expenses for the events and track repairs and maintenance at Volusia Speedway and $0.5 million related to direct expenses for the events and track repairs and maintenance at Orange County Fairgrounds during the period. The track repairs and maintenance are expected to decline for the remainder of 2006. Additionally, the increase is due to staffing and repairs and maintenance on our other facilities for the 2006 season. In 2006 and 2005, we incurred $4.7 million and $4.2 million respectively in fees paid to drivers as purse/prizes or attendance fees. In 2006 and 2005, we incurred expenses of $1.2 million and $0.9 million respectively for the accumulation of the year-end drivers’ point fund and other awards.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense decreased from $0.6 million in 2005 to $0.4 million in 2006 due to decreases in travel related expenditures.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales decreased from 2005 to 2006 and remained consistent as a percentage of sales from 2005 to 2006.
     General and administrative – Our general and administrative expenses increased from $0.3 million in 2005 to $0.4 million in 2006 due in part to a increase in the number of administrative personnel and increased legal and professional fees. The increase is offset in part by decreases in travel and other administrative expenses.
     Non-cash stock Compensation – Non-cash stock compensation of $0.6 million in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006 and the fair value of restricted stock issued to employees.
     Goodwill impairment – Goodwill impairment during each period presented represents amounts charged to current earnings under the Company’s annual impairment tests as required under SFAS No. 142. The impairment charges for each period are associated with the acquired entity as indicated below:

	2006	2005
World of Outlaws	$—	$2,027,248
UMP	—	2,218,171
Dirt Motorsports, Inc.	—	1,611,700
World of Outlaws trademark	—	142,452

Total impairment charges	$—	$5,999,571

     Depreciation and amortization – Depreciation and amortization expense decreased slightly from 2005 to 2006 due to the assets acquired in connection with the acquisitions described herein becoming fully depreciated or retired.
     Interest expense, net – Interest expense decreased from $3.7 million in 2005 to $0.1 million in 2006. The non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and quarter ending March 31, 2006 resulted in substantially all of the interest expense incurred during 2006. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006. Interest expense for the remainder of 2006 and into 2007 will reflect the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes.
Results of Operations – Comparison of Nine Months Ended September 30, 2006 (“2006”) and 2005 (“2005”)
     The overall increase in our revenues and expenses from 2005 to 2006 is due to the acquisitions made in late 2004 and during 2005 and the addition of a leased facility in 2006. At September 30, 2006 we had 78 employees and at September 30, 2005 we had 66 employees.

     Revenues – Our total revenues increased from $10.7 million in 2005 to $12.3 million in 2006.
     Race sanctioning and event fees revenue decreased from $6.5 million in 2005 to $4.2 million in 2006. This decrease is due a decrease in sanctioned events from 2005 to 2006 and an increase in the number of events cancelled and not rescheduled due to weather. In 2005 we completed 82 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities. In 2006 we completed 64 sanctioned events at non-owned facilities and 5 events at our facilities. During the full calendar year 2005 we completed 87 World of Outlaw Sprint Series sanctioned events at non-affiliated facilities that generated sanctioning fees and 4 events at our facilities that generated admission fees and ticket sales. For the full calendar year 2006 we have scheduled 74 World of Outlaw Sprint Series events at non-affiliated facilities and 6 at our facilities. We expect sanction fees to reflect the decrease in the number of sanctioned events at non-affiliated facilities for the remainder of 2006. We expect this decrease to be offset by increases in track operations, ticket and concession sales as we hold more events at our facilities and co-promote more events during the year.
     During 2006 we generated $5.7 in track operations, ticket and concession sales. These revenues were generated mainly at events held at Volusia Speedway in the first quarter and our additional tracks as the season began in the second quarter. In 2005, we generated $1.7 million at Company owned tracks during this timeframe. Our racing season at our tracks typically begins in April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to increase in 2006 as compared to 2005 for our additional tracks.
     Our sponsorship and advertising revenues increased from $1.2 million in 2005 to $1.6 million in 2006. We expect sponsorship and advertising revenues to increase during the remainder of 2006 for new sponsorship agreements for our sanctioning bodies and sponsorship and advertising at for our facilities. Sales of merchandise decreased from $1.0 million in 2005 to $0.5 million in 2006. This decrease is due in part to an $87,000 decrease in timing equipment sales during the first quarter of 2005 that were sold to sanctioned tracks in 2005 and were not expected to recur in 2006. Additionally, merchandise sales decreased due to the decrease in the number of events during 2006 as compared to 2005.
     Operating expenses – Our total operating expenses decreased from $23.6 million in 2005 to $23.1 million in 2006. This decrease is due to a charge taken to impair goodwill associated with our business purchases of approximately $6.0 million in 2005 which did not occur in 2006 offset in part by an increase in operating expenses for our additional facilities in 2006 as compared to 2005 and $2.1 million in non-cash stock compensation in 2006.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased from $13.1 million in 2005 to $16.4 million in 2006. An increase of $2.1 million related to direct expenses for the events and track repairs and maintenance at Volusia Speedway during the period and $1.0 million at Orange County Fairgrounds. Additionally, the increase is due to staffing and repairs and maintenance on our other facilities in preparation for the beginning of the 2006 season. In 2006 and 2005, we incurred $6.9 million and $6.3 million respectively in fees paid to drivers as purse/prizes or attendance fees, this increase is due to the events held at our new tracks in 2006. In 2006 and 2005, we incurred expenses of $2.1 million and $1.6 million respectively for the accumulation of the year-end drivers’ point fund and other awards.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense decreased from $1.2 million in 2005 to $0.9 million in 2006 due to decreases in travel related expenditures.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales decreased with corresponding sales decreases from 2005 to 2006.
     General and administrative – Our general and administrative expenses increased from $1.9 million in 2005 to $2.2 in 2006. Each period includes costs incurred for severance and other costs related to office moving and closings. Legal, accounting and other professional fees increased from $0.3 million in 2005 to $0.7 million in 2006. The increase is due to additional legal and accounting fees associated with the change in our fiscal year and other transactions during 2006.
     Non-cash stock Compensation – Non-cash stock compensation of $2.1 million in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006 and the fair value of restricted stock issued to employees.
     Goodwill impairment – Goodwill impairment during each period presented represents amounts charged to current earnings under the Company’s annual impairment tests as required under SFAS No. 142. The impairment charges for each period are associated with the acquired entity as indicated below:

	2006	2005
World of Outlaws	$—	$2,027,248
UMP	—	2,218,171
Dirt Motorsports, Inc.	—	1,611,700
World of Outlaws trademark	—	142,452

Total impairment charges	$—	$5,999,571

     Depreciation and amortization – Depreciation and amortization expense increased from $0.5 million in 2005 to $0.6 million in 2006. We expect depreciation expense to decrease as assets acquired in 2004 and 2005 become fully depreciated or are retired.
     Interest expense, net – Interest expense increased from $4.3 million in 2005 to $8.1 million 2006. The non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and quarter ending June 30, 2006 resulted in substantially all of the interest expense incurred during 2006. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006.
Liquidity and Capital Resources
     The Company generated $12.3 million in revenues during the period ended September 30, 2006; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits during the quarter ended September 30, 2006 has been from the issuance of notes payable and Series D Preferred Stock.
     During the period ended September 30, 2006, the Company used $5.6 million in operating activities primarily the result of a net loss of $18.8 million, non-cash interest expense of $7.9 million, depreciation and amortization of $0.6 million, non-cash stock compensation of $2.1 million and other working capital changes, primarily accounts payable and accrued liabilities.
     During the nine months ended September 30, 2006, the Company used $0.3 million in investing activities primarily for track improvements.
     During the nine months ended September 30, 2006, financing activities provided $10.5 million primarily through the issuance of $12.0 million in preferred stock, $1.9 million of notes payable offset by repayment of $1.9 million in notes payable and $1.3 million in other offering costs.
     The Company incurred a net loss of $18.8 million for the period ended September 30, 2006. The Company has an accumulated deficit of $56.7 million as of September 30, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     The following table summarizes our contractual obligations as of September 30, 2006:

	Payment Due by Period
		Less than	2 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations Operating leases	$42,356	$42,356	$—	$—	$—
Employment agreements	2,212,188	732,750	1,479,438	—	—
Notes payable and accrued interest	5,008,127	1,267,047	683,259	3,057,821	—
     Operating lease expense for the nine months ended September 30, 2006 and 2005 was $131,576 and $85,913, respectively.

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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $165,500 and $77,400 of total revenues for the respective nine month periods ended September 30, 2006 and 2005.
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
Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three and nine months ended September 30, 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     As of September 30, 2006 the Company had the following warrants and stock options outstanding:
•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 890,059 shares of common stock at an exercise price of $3.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 300,000 shares at an exercise price of $2.49 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.65 per share

•	Employee stock options to purchase 600,000 shares at an exercise price of $3.75 per share

•	Director stock options to purchase 375,000 shares at exercise prices ranging from $3.00 to $4.75 per share

•	Other stock options totaling 390,000 shares at exercise prices ranging from $3.00 to $4.50 per share
     In addition, as of September 30, 2006, the Company’s Series D Preferred Stock was convertible into 18.1 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
     The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of September 30, 2006, the Company believes there is no impairment of property and equipment.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of September 30, 2006 the Company had bank deposits in excess of FDIC insurance of $4.6 million.
New Accounting Pronouncements
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
     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.
     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     As a result of adopting SFAS No. 123(R) on January 1, 2006, The Company’s net loss for the nine-month period ended September 30, 2006 were $2.1 million greater than if The Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.15 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the nine months ended September 30, 2006.
     Unrecognized compensation expense as of September 30, 2006 related to outstanding stock options was $4.2 million.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at September 30, 2006 was 4.86 years.
     A summary of the status of stock options and related activity for the nine month period ended September 30, 2006 is presented below:

Options outstanding at December 31, 2005	890,000	$3.91
Granted	1,475,000	3.41
Exercised	—	—
Forfeited/expired	(400,000)	3.68

Options outstanding at September 30, 2006	1,965,000	$3.58
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
Possible impairment of goodwill.
     Our failure to meet projected revenue and earnings could result in the impairment of goodwill incurred in connection with various acquisitions of existing operations. As of December 31, 2005, the Company had $10,320,538 in goodwill which was incurred in connection with the acquisition of the World of Outlaws, Dirt Motorsports, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171. World of Outlaws Goodwill was impaired by an additional $2,027,248. Dirt Motorsports was impaired by $1,611,700 all resulting in a charge against current earnings at December 31, 2005. There was no additional goodwill impairment recognized in the three month period ended September 30, 2006.

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
     As of September 30, 2006, our executive officers, directors and principal stockholders together beneficially own a majority of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
     As of September 30, 2006, we had 14,125,137 shares of common stock outstanding. In addition, as of September 30, 2006, the Company’s Series D Preferred Stock was convertible into 18.1 million shares of common stock and we had warrants and options outstanding to purchase 7.1 million shares of common stock. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.
Our certificate of incorporation and bylaws may delay or prevent a potential takeover of us.
     Our Certificate of Incorporation, as amended, and Bylaws, as amended, contains provisions that may have the effect of delaying, deterring or preventing a potential takeover of us, even if the takeover is in the best interest of our shareholders. The Bylaws limit when shareholders may call a special meeting of shareholders. The Certificate of Incorporation also allows the Board of Directors to fill vacancies, including newly-created directorships.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The following documents are filed as part of this report:
(a) Exhibits

2.1	Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

4.1	Series B Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.3	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.4	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.5	Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.7	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.8	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.9	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.10	Form of Series A Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.11	Form of Series D Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.12	Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.13	Form of Series D Warrant. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.14	Form of Series B Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.15	Form of Series C Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.16	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, North Sound Legacy Institutional Fund LLC, a Delaware limited liability company, and North Sound Legacy International Fund Ltd, a British Virgin Islands corporation. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.17	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and Royal Bank of Canada. (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.18	Form of Registration Rights Agreement dated as of May 16, 2006. (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.19	Form of Mutual Release Agreement, dated as of May 19, 2006, by and between Dirt Motor Sports, Inc., a Delaware corporation, and Mr. Paul A. Kruger. (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.20	Form of Lock-Up by between Dirt Motor Sports, Inc., a Delaware corporation and Paul A. Kruger. (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

10.1	Employment Agreement, dated effective August 20, 2006, by and between DIRT Motor Sports, Inc. and Thomas Deery. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tom Deery *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian Carter *

32	Section 1350 Certification of Tom Deery and Brian Carter *

*	Filed herewith
(b) Reports on Form 8-K.
     The Company filed a Current Report on Form 8-K, dated August 18, 2006, reporting pursuant to Items 1 and 5 of such Form that the Company had entered into an employment agreement with Thomas Deery and that Mr. Deery would serve as acting Chief Executive Officer and President.
     The Company filed a Current Report on Form 8-K, dated August 31, 2006, reporting pursuant to Item 5 of such Form that Cary Agajanian. has been appointed to the Company’s Board of Directors.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRT MOTOR SPORTS, INC.
(Registrant)

Date: November 14, 2006	/s/ Tom Deery Tom Deery, Chief Executive Officer

Date: November 14, 2006	/s/ Brian Carter

Brian Carter, Chief Financial Officer