Form 10KSB
period 2006-12-31
DIRT MOTOR SPORTS, INC.
filed 2007-03-30
CIK 793041

UNITES STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
0-18045
(Commission file number)
Dirt Motor Sports, Inc.
d/b/a World Racing Group, Inc.
(Exact name of small business issuer in its charter)

Delaware	90-0284113
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)
7575 West Winds Blvd. Suite D, Concord North Carolina 28027
(Address of principle executive offices) (Zip Code)
Issuer’s telephone number, including area code: (704) 795-7223
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None
Name of each exchange on which registered: N/A
Securities registered pursuant to Section 12(g) of the Act:
Title of each class: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☑ Yes ☐ No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for the year ended December 31, 2006 were $15.1 million.
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of March 27, 2007:
$23.5 million (at a closing price of $1.70 per share).
As of March 27, 2007, 14,565,240 shares of the Company’s, $.0001 par value common stock were outstanding.
Transitional Small Business Disclosure Format (Check One): ☐Yes ☑ No

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
PART I
Item 1. Business
     References in this document to “the Company,” “Boundless,” “DIRT,” “we,” “us” and “our” mean DIRT Motor Sports, Inc. and its wholly owned subsidiaries. Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, the Company began operating under the name DIRT MotorSports and in July 2005, the Company reincorporated in Delaware and changed the Company’s name from “Boundless Motor Sports Racing, Inc.” to “DIRT Motor Sports, Inc.” The Company has begun doing business as World Racing Group, Inc., and management expects to seek shareholder approval to change the name of the Company to World Racing Group, Inc. at its 2007 meeting of stockholders.
     We are a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate 7 dirt motorsports tracks (4 are owned and 3 facilities are under short term lease agreements) in New York, Pennsylvania and Florida. We own and operate four of the premier sanctioning bodies in dirt motorsports: the World of Outlaws, DIRT MotorSports, United Midwestern Promoters (UMP) and the Mid America Racing Series (MARS). Through these sanctioning bodies we organize and promote national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series, and we expect to sanction races at nearly 200 tracks across the United States and Canada in 2007.
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
     As of December 31, 2006, The Company had fifty (50) full-time employees.
     At the end of 2005, the Company elected to change its year end from September 30 to December 31.

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
Of the sanctioning bodies in the United States, NASCAR, IRL, NHRA, and Grand Am are among the more well known. The largest auto-racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by the National Association of Stock Car Auto Racing (NASCAR). Until roughly ten years ago, NASCAR events and viewership were predominately confined to the southeastern part of the US. Today, NASCAR races are held, and viewers hail from, all over the country and the races are broadcast world-wide.
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
Today, there are over 800 dirt racing tracks in the United States and in excess of 25,000 drivers who actively race on dirt tracks. There are numerous sanctioning bodies for this type of racing, and races are generally classified according to car types, including: modified, super modified, sportsman, late models and sprint cars. Among dirt-track style racing sanction bodies, World of Outlaws and DIRT Motorsports are the best known. Currently the sponsorship for dirt track racing consists primarily of local and regional sponsors.
General Business Plan
Our general business plan is to acquire and operate motor sports sanctioning bodies and venues and seek to “nationalize” dirt-track style motor sports racing. We believe that much of the current success of motor sport racing is due to the efforts of NASCAR in consolidating, marketing and promoting its stock car races, and our current strategy is to utilize this model for dirt-track style racing. Under this business model, we anticipate revenues from the primary sources that typically generate revenue for motors sport sanctioning bodies, including: (1) sanctioning and event fees; (2) sponsorships; (3) television and electronic media distribution rights; (4) merchandise sales and licensing fees; (5) membership fees; and (6) event ticket sales.
Sanctioning and Event Fees
Race sanctioning bodies sanction racing events at various venues in exchange for fees from track operators and race promoters. Because a sanctioned racing event typically draws greater fan attendance, track operators and racing promoters will generally seek to have their event sanctioned. Our sanctioning and event fees for our touring series range from $2,500 to $50,000 per event depending on several variables, including: size of race, race venue, revenue sharing with the track owner or promoter, race purses and other prizes.
Sponsorships
Drawn to the sport by the attractive economics and strong brand loyalty of the fans, sponsors are very active in all aspects of auto racing. Sponsors directly support both racing teams, through the funding of certain costs of their operations, and sanctioning bodies for the use of official trademarks and logos, and also actively seek advertising exposure through television and radio coverage, newspapers, race programs, brochures, and advertising at the track on the day of the race. In addition, sponsors also support track operators by paying fees associated with the naming of events and at premier racing events such as the Daytona 500, it is not uncommon to have multiple official corporate sponsors. During the 2004 racing season, approximately $2.0 billion was spent on corporate sponsorship in the motor sports industry, according to IEG Sponsorship Report, Chicago. We believe that sponsorship revenues will be a significant source of our potential revenues as we execute our business plan.

Television and Electronic Media Distribution Rights
Increased exposure to sanctioned events generally leads to increased revenues from sponsorships and other forms of advertising in addition to the revenues generated from licensing the broadcast and distribution rights for the events. Thus, we believe that to obtain the greatest exposure for its events and the highest value in sponsorship rights, the Company must promote its sanctioned events though television and other electronic media distribution. To this end, we will seek broadcast and media distribution partners. We expect to model these efforts after NASCAR which saw a twenty-nine percent increase in television viewership in 2002. In 2003, the World of Outlaws entered into an agreement with The Outdoor Channel which extended through December 31, 2006. Under this agreement a minimum of 27 one hour tape delayed World of Outlaws Sprint Series race programs per year were produced at the expense of The Outdoor Channel. In 2006 and 2005, The Outdoor Channel produced 40 and 41 programs, respectively. As of March 2007, we have entered into agreements with ESPN 2 to broadcast eight one hour tape delayed World of Outlaws Sprint Series races and contracted with SPEED Television to 18 programs to broadcast World of Outlaws Sprint Series, World of Outlaw Late Model Series and Advanced Auto Parts Super DIRT Series races.
Merchandise Sales and Licensing Fees
The growing popularity of motor sports events, has resulted in substantial revenue growth for officially licensed racing-related merchandise. For example, retail sales of apparel, souvenirs, collectibles, and other merchandise licensed by NASCAR drivers, teams, and track operators/promoters has climbed to approximately $2.1 billion in 2004 from approximately $800 million in 1990. Following the NASCAR business model, we believe that there is substantial merchandising revenue potential for our dirt-track style race sanctioning bodies.
Membership Fees
In order for a motor sport racing team to compete in sanctioned races, the teams must first pay membership fees to the sanctioning body and may pay entry fees for each event. These fees typically increase with the popularity of race series and serve to pay for costs associated with running a sanctioning body. Our membership fees range from $50 to $150 per individual, depending on several variables, including the ability of the Company to successfully promote the races it sanctions.
Event Ticket Sales
Track owners and promoters make a large portion of their revenues from event ticket sales. The prices charged range from $10 to $100 depending on several variables, including: size of race, race venue, popularity of the drivers, teams and overall racing series. The Company will only receive revenues from event ticket sales at tracks it owns or leases.
Current Activities
Management is currently considering additional acquisitions of tracks and sanctioning bodies to increase the Company’s market share of dirt track racing events and, thereby, improve the Company’s economies of scope and position among competitors. These potential acquisitions range from small, single-track asset purchases to large scale event sanctioning bodies that fit the Company’s business model. Some of these acquisitions will require us to raise additional equity or debt financing, and no assurances can be given that we will be successful in this regard.
DIRT Motorsports New York
DIRT Motorsports New York was founded in the mid 1970’s and is the country’s largest dirt-racing sanctioning body for Big Block Modified, 358 Modified, and Sportsman classes. The sanctioning body’s premier race, the Eckerd 200 held at the New York State Fairgrounds in Syracuse, New York, celebrated its 35th anniversary in October 2006, and drew approximately 50,000 in attendance. Each year, DIRT Motorsports sanctioned races are held at approximately 25 DIRT Motorsports affiliated tracks situated throughout the Northeastern U.S. and Canada.
DIRT Motorsports is also the only dirt-track style race sanctioning body to boast an in-house television production department. This department produces, syndicates and distributes live and taped productions of the DIRT Racing Series and the World of Outlaw Series. This racing series is presently seen on The SPEED Channel and DIRTVision.com™. DIRT Motorsports races are also carried on cyber series coverage with live audio and video on the World Wide Web during every Advanced Auto Parts Super DIRT Series race.
World of Outlaws, Inc.
World of Outlaws is an internationally recognized sanctioning body for dirt-track style racing and has been the leading name in Sprint Car Racing since 1978. The early days of Sprint Car racing saw drivers crisscrossing the country in search of the highest paying races they could find. At that time there were no rules governing when, where, or how they raced. Thus they were dubbed the “Outlaws.” Today World of Outlaws sanctioned races give fans some of the most exciting wheel-to-wheel racing on dirt in the world.
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
The World of Outlaws Late Model Series is one of two national late model touring series. The Late Model Series also faces competition from smaller regional and local races.
The DIRT Modified Series is the largest regional touring series of big block modifieds. Though primarily held in the Northeastern states, the DIRT Modified Series has a national presence due to broadcast coverage on The SPEED Channel. There are no national big block modified touring series.
Our dirt track style racing series also face competition from pavement racing series including NASCAR, IRL, USAC and CART. Dirt track racing is often a training ground for pavement drivers. Jeff Gordon, Tony Stewart, Kasey Kahne, Ken Schrader, Kenny Wallace, Dave Blaney, Ryan Newman and Carl Edwards are among those current NASCAR drivers who began their racing careers on dirt tracks. While there is cross-over between audiences, many fans appreciate the level of action on a dirt track that is not always evident with pavement venues.
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
Certain Risks
The Company’s business is subject to numerous risk factors, including the following:
We need additional capital to continue as a going concern and successfully execute our business strategy.
Revenues from operations are still significantly below levels necessary to achieve positive cash flow. From inception to December 31, 2006, our aggregate net loss is approximately $60.7 million. Our cash position is $0.5 million at December 31, 2006, and is we expect the net losses and negative cash flow to continue into 2007. In the event we are unable to obtain additional financing, our known and likely short term cash requirements will exceed available cash resources. Our short-term liquidity could disrupt our event schedule, which would adversely affect our results of operations.
Our independent accountants’ opinion on our 2006 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to increase our sales from sponsorships and advertising, decrease costs, raise additional equity financing, and/or raise new debt financing, and possibly induce creditors to forebear or to convert to equity. We can give no assurance that we will be successful in accomplishing these tasks, including obtaining adequate financing on favorable terms, if at all. If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced.
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
Impairment of goodwill
Our failure to meet projected revenue and earnings has resulted in the impairment of goodwill incurred in connection with various acquisitions of existing operations. As of December 31, 2006, the Company had allocated $10,320,537 to goodwill in connection with the acquisition of the World Of Outlaws, DIRT, UMP, LSI and MARS. Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171 and World of Outlaws Goodwill was impaired by an additional $2,027,248. DIRT was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005. An additional goodwill impairment of $1,508,440 was recognized in the fourth quarter of 2006 for the remaining goodwill recorded in connection with each of our acquisitions.
Our success depends upon sponsorship and advertising sales for our racing series and racing events.
Our business model depends on our ability to attract and maintain sponsorships and advertisers for our racing series and racing events. A sponsor’s and advertiser’s willingness to enter into and continue their relationship with us is subject to many risks beyond our control, including: a) Competition for advertising and promotional dollars; b) general market and industry conditions that may affect our sponsors; and c) the introduction and success of competition for new racing events and racing series.
In the event we are not able to attract sponsors and advertisers, or retain current sponsorships and advertising relationships, we will experience continued net losses, and those losses will be significant.
Our executive officers, directors and principal stockholders have substantial influence over us.
As of March 27, 2007, our executive officers, directors and principal stockholders together beneficially own approximately 20% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
Our operating results, cash flows and liquidity may fluctuate significantly. Our revenues depend on our ability to hold racing events and attract attendees. Our expense levels are based, in part, on our expectations regarding future revenues, which could be inaccurate. Moreover, our operations often require up-front expenses, but result in trailing revenues. To the extent that revenues are below expectations, we will be unable to reduce expenses proportionately, and operating results, cash flow and liquidity will be negatively affected. Due to these and other factors, our operating results and/or growth rate may be below the expectations of analysts, management and investors. This, in turn, could cause the price of our common stock to drop.
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
As of December 31, 2006, we had 14,374,496 shares of common stock outstanding. In addition, as of December 31, 2006, the Company’s Series D Preferred Stock was convertible into 17,874,641 shares of common stock and we had warrants exercisable for 5,179,241 shares of common stock outstanding. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.
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
No Dividends.
We have not paid any dividends on our common stock to date, and have no plans to pay any dividends on our common stock for the foreseeable future. Further, so long as shares of our Series D Preferred Stock are outstanding, we may not pay any dividend on our common stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of Series D.
We can give no assurance that we will ever pay any dividends in respect to our common stock.

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
Volusia County Speedway
The Volusia County Speedway property in Barberville, Florida includes a 1/2 mile dirt track with grandstand seating capacity for 6,500 and VIP skybox with capacity for 30. The facility includes an official’s tower, 3 concessions, infield building, restroom facilities and 4 ticket booths. The associated property covers approximately 90 acres with room for parking and a camping area. Additionally, the property includes a dirt track for go-cart racing. In addition, the property includes a 1,000 square foot garage.
Corporate Office
Our corporate office was located in Norman, Oklahoma until March 2007. It was leased on a month-to-month basis, $4,664 per month for approximately 3,855 square feet of office space. We have entered into a lease for a new corporate facility in Concord, North Carolina for approximately 9,000 square feet of office and 7,000 square feet of warehouse space. It is leased under a 62 month lease for $9,492 per month for the first year escalating annually to $10,275 in year five. The management of all merchandising activities, video production management, accounting and corporate management are conducted from the corporate offices. Additionally, all operations management, including race and technical operations, marketing and media/public relations activities will be conducted from the facility in Concord, North Carolina.
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
The Canandaigua Speedway is leased on an annual basis, $22,000 per year, through November 1, 2011. The track is located at the Ontario County Fairgrounds in Canandaigua, Ontario County, New York.
The Syracuse Fairgrounds Race Track is leased for the Super Dirt Week series of races held annually during October. The track is located in Syracuse, New York. The track is leased on a year-to-year basis for one week per year at a rental rate of $110,000.
The Orange County Fair Speedway is leased on an annual basis at a rate of $115,000 per year. The track is located in Middletown, New York.
Item 3. Legal Proceedings
We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The range of high and low bid quotations for the Company’s common stock for each quarter within the Company’s last two fiscal years and most recent quarter, as reported by the OTC Bulletin Board, was as follows:

	Quarterly Common Stock Price Ranges
	2007		2006		2005
Quarter	High	Low	High	Low	High	Low
1st	$2.57	$1.62	$5.90	$3.30	$5.60	$4.25
2nd	n/a	n/a	4.20	3.00	5.60	4.00
3rd	n/a	n/a	3.78	2.35	6.00	3.80
4th	n/a	n/a	3.07	2.10	6.30	3.65
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
Recent Sales of Unregistered Securities
Set forth below is information regarding the issuance and sales of the company’s securities without registration for the past three (3) years from the date covered by this Annual Report. No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.
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
Debt
From May 2005 through April 2006 we issued $12.4 million in promissory notes payable to existing shareholders. These notes were classified as current, and are due and payable on the first to occur of: (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and was payable on a quarterly basis. The Company issued warrants to purchase 1,948,510 shares of our common stock at an exercise price of $4.50 in connection with these notes. The warrants were valued based on the Black-Scholes fair value method and the value was recorded as a non-cash debt discount and was being amortized over the life of the notes. In connection with the Series D Preferred Stock financing in May 2006, we repaid $867,506 of these notes plus accrued interest and we exchanged the remaining $11.6 million in notes plus accrued interest into 4,401 shares of our Series D Preferred stock and issued Series D warrants to purchase 1,320,178 shares of our common stock at an exercise price of $4.50. At the time of conversion, the company recognized the remaining unamortized debt discount as interest expense.
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
Series D.
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
We agreed to file the Registration Statement covering the resale of the shares of common stock to be issued upon conversion of the Series D Stock and the Series D Warrants. In the event the Registration Statement was not (a) filed on or before the fifteenth (15th) day following the filing of the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2006, but in no event later than May 30, 2006, or (b) declared effective on the date that is the earlier of (i) the ninetieth (90th) day following the filing date or the date which is within three (3) business days of the date on which the Commission informs the Company (A) that the Commission will not review the Registration Statement, or (B) that the Company may request the acceleration of the effectiveness of the Registration Statement and the Company makes such request, then, in either event, the Company will be obligated to pay liquidated damages to the holders of the Series D Stock in the amount equal to two percent (2%) for the first calendar month (prorated for shorter periods) and one and one-half percent (1%) per calendar month there after (prorated for shorter periods) of the holder’s initial investment in the preferred shares, until such time as the Registration Statement is filed or declared effective, as the case may be; provided, however, that in no event shall liquidated damages payable to any holder resulting from any event that is within the control of the Company exceed ten percent (10%) of the holder’s initial investment. The registration statement was declared effective in accordance with the requirements of the purchase agreement.
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
As of December 31, 2006, there were 14,374,496 shares of our common stock outstanding held by approximately 400 stockholders of record.
We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Further, so long as shares of our Series D Preferred Stock are outstanding, we may not pay any dividend on our common stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of Series D Preferred Stock.
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
The Shares issued to FLI in connection with this acquisition were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended, and are restricted shares.
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
Effective September 22, 2005, the Company and Glenn Donnelly (Consultant) entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination Agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,000,000 cash, a note payable in the amount of $500,000, the cancellation of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly, and 500,000 shares currently held by Donnelly to be re-issued. In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. As of September 30, 2005 the cash payment due to Mr. Donnelly remained unpaid. Subsequent to year end this settlement amount was reduced to $1,290,000. The Company has retroactively reflected the $210,000 reduction in the termination agreement as of September 30, 2005. The entire $1,290,000 settlement was treated as the cost of retiring the 768,999 shares of stock returned by Glenn Donnelly and cancelled. During 2006, the Company amended the Business Relationship Termination Agreement to provide for a cash payment of $1,000,000 and the issuance of a Note payable of $423,000 which is due on or before June 15, 2007. The cash payment was made in May 2006.
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

$3,455,830

As part of the UMP acquisition, the Company acquired the contractual rights to the NVE Pharmaceuticals, Inc. (“NVE”) sponsorship agreement (the “NVE Agreement”). The NVE Agreement commenced in 2004 and was amended in 2005. Future sponsorship commitments under the NVE Agreement by year were as follows:

Sponsorship
Year	Commitment
2005	$750,000
2006	950,000

Total	$1,700,000

In addition, sponsorship revenues were to include 10% of gross revenues for sales of NVE products sold at tracks and additional retail outlets established by the Company.

The Company began to experience collection delays in amounts due from NVE during the year ended September 30, 2005 and NVE has filed for protection under the bankruptcy laws of New Jersey. Additionally, future collections under the agreement are uncertain and as such, the Company has determined that amounts initially allocated to contract rights have been impaired. The impairment was recorded in the financial statements for the year ended December 31, 2005.
Lernerville Speedway
On November 7, 2004, the Company entered into an Asset Purchase Agreement (the “Lernerville Agreement”) pursuant to which the Company purchased substantially all of the assets and certain real estate comprising the racing facility known as the “Lernerville Speedway” (the “Assets”). This purchase was consummated on March 15, 2005.
The terms of the Lernerville Agreement require us to pay a total purchase price of $3,240,000 for the Assets. The purchase price is payable as follows:
     (a) $500,000 was paid at the closing of the transactions under the Lernerville Agreement;
     (b) $110,000 was paid on May 30, 2005;
     (c) $110,000 was paid on October 30, 2005;
     (d) $110,000 was paid on May 30, 2006;
     (e) $110,000 will be payable on or prior to May 30, 2007; and
the remaining $2,300,000 is payable pursuant to the terms of a four year promissory note bearing interest at seven percent per year, with accrued interest payable annually each November.
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

Mid America Racing Series (“MARS”)
On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement (the “MARS Agreement”) pursuant to which the Company acquired all of the assets, free and clear of any and all liabilities and encumbrances, related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate purchase price of $150,000.
The purchase price was allocated based on the preliminary estimated fair value as follows:

Vehicles	$1,500
Communications equipment	500
Excess of cost over fair value of identifiable assets (goodwill)	148,000

Total purchase price	$150,000

Volusia Speedway
On June 30, 2005, the Company acquired substantially all of the assets of Volusia Speedway, in exchange for an aggregate purchase price of $3,600,000, of which $1,600,000 was paid in cash, and the balance was paid by delivery of a five-year promissory note (the “Volusia Note”). The

Volusia Note bears interest at one percent over prime, as adjusted quarterly, is amortized over ten years, and is payable in fifty-nine equal monthly installments of $24,000, with the balance of the outstanding principal and accrued interest being due on June 30, 2010. The Volusia Note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Volusia Note are also guaranteed by the Company.
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
Results of Operations – Comparison of Year Ended December 31, 2006 (“2006”) and December 31, 2005 (“2005”)
     Revenues – Our total revenues increased to $15.1 million in 2006 from $12.7 million in 2005. The overall increase in our revenues from 2005 to 2006 is due to the acquisitions made in late 2004 and during 2005, and the addition of a leased facility in 2006.
     Race sanctioning and event fees revenue decreased to $4.7 million in 2006 from $7.2 million in 2005. This decrease is principally due to a decrease in sanctioned events in 2006 as compared to 2005 and an increase in the number of events cancelled and not rescheduled due to weather. In 2006 we completed 70 World of Outlaws Sprint Series sanctioned events at non-owned facilities and five events at our facilities. For the full calendar year 2006 we had scheduled 74 World of Outlaw Sprint Series events at non-affiliated facilities and five at our facilities. During 2005, we completed 87 World of Outlaw Sprint Series sanctioned events at non-affiliated facilities that generated sanctioning fees and four events at our facilities that generated admission fees and ticket sales. The decrease in the number of sanctioned events for the World of Outlaw Sprint Series in 2006 compared to 2005 is due to increased competition from a competing series which was started in 2006 but has since ceased operations. Sanction fees decreased reflecting the number of sanctioned events at non-affiliated facilities in 2006 as compared to 2005. We expect sanction fees to increase in 2007 to reflect the increase in sanction events scheduled for 2007. Our sanction fees will remain dependent upon the number of events scheduled and weather related cancellations that we are unable to reschedule. We expect to hold more events at our facilities and co-promote more events during 2007 as compared to 2006.
     During 2006 we generated $6.9 in track operations, ticket and concession sales. These revenues were generated mainly at events held at Volusia Speedway in the first quarter and our additional tracks as the season began in the second quarter. In addition, our new leased facility in Orange County, New York generated $1.1 million in revenues in 2006 with its largest event held in the fourth quarter each year. In 2005, we generated $2.5 million at Company owned tracks during this timeframe. Our racing season at our tracks typically begins in April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to increase again in 2007 as compared to 2006 for each of our company owned or leased tracks as we add events and promotions.
     Our sponsorship and advertising revenues increased to $2.5 million in 2006 from $1.5 million in 2005. We expect sponsorship and advertising revenues to increase into 2007 for new sponsorship agreements for our sanctioning bodies, the increase in our television and media exposure and for sponsorship and advertising at our Company-owned facilities. Sales of merchandise decreased to $0.8 million in 2006 from $1.1 million in 2005. This decrease is due in part to the timing of receipt of $0.1 million in equipment sales during 2005 that were sold to sanctioned tracks in 2005 and were not expected to recur in 2006. Additionally, merchandise sales decreased due to the decrease in the number of events during 2006 as compared to 2005.

     Operating expenses – Our total operating expenses increased to $30.0 million in 2006 from $28.3 million in 2005. This increase is due to the increased operating expenses for our additional facilities in 2006 as compared to 2005 and $2.7 million in non-cash stock compensation in 2006. Additionally, in 2006 and 2005 we recorded expenses to impair goodwill associated with our business purchases of approximately $1.5 million and $6.0 million, respectively.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased to $19.3 million in 2006 from $16.0 million in 2005. The increase is principally attributable to the addition of a new facility in late 2005 and the addition of a new leased facility in 2006. An increase of $2.5 million related to direct expenses for the events and track repairs and maintenance at Volusia Speedway during the period, and $1.2 million at Orange County Fairgrounds. Additionally, the increase is due to staffing and repairs and maintenance on our other facilities during 2006. In 2006 and 2005, we incurred $7.9 million and $7.1 million respectively in fees paid to drivers as purse/prizes or attendance fees. This increase is due to the events held at our new tracks in 2006. In 2006 and 2005, we incurred expenses of $2.3 million and $1.7 million respectively for the accumulation of the year-end drivers’ point fund and other awards.
     Sales and marketing – Sales and marketing expenses include expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased to $1.9 million in 2006 from $1.5 million in 2005. These increases reflect an increase in the number of sales personnel during 2006 as compared to 2005 and other consulting and professional fees to redesign the company’s brands and images during late 2006.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at each major touring series event and the cost of goods sold during the period. Merchandise operations and cost of sales decreased with corresponding sales decreases in 2006 from 2005.
     General and administrative – Our general and administrative expenses increased to $3.0 million in 2006 from $2.9 million in 2005. Each period includes costs incurred for severance and other costs related to certain facility closings and moving our corporate and other offices. Legal, accounting and other professional fees increased to $0.8 million in 2006 from $0.5 million in 2005. The increase is due to additional legal and accounting fees associated with the change in our fiscal year and other transactions during 2006, and $0.2 million in other professional fees in 2006. These increases were offset in part by decreases in travel and other corporate expenses.
     Non-cash stock compensation – Non-cash stock compensation of $2.7 million in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006, and the fair value of restricted stock issued to employees.
     Goodwill impairment – Goodwill impairment during each period presented represents amounts charged to current earnings under the Company’s annual impairment tests as required under SFAS No. 142. The impairment charges for each period are associated with the acquired entity as indicated below:

	2006	2005
UMP	$812,715	$2,218,171
Lernerville	547,725	—
MARS	148,000	—
World of Outlaws	—	2,027,248
Dirt Motorsports, Inc.	—	1,611,700
World of Outlaws trademark	—	142,452

Total impairment charges	$1,508,440	$5,999,571

     Depreciation and amortization – Depreciation and amortization expense increased to $0.8 million in 2006 from $0.7 million in 2005. We expect depreciation expense to decrease in 2007 as assets acquired in 2004 and 2005 become fully depreciated or are retired.
     Interest expense, net – Interest expense increased to $8.0 million 2006 from $5.4 million in 2005. The non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and the quarter ending June 30, 2006 resulted in substantially all of the interest expense incurred during 2006. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006. Total non-cash interest expense in 2006 was $7.9 million.
Liquidity and Capital Resources
     The Company generated $15.1 million in revenues during 2006; however, we have not yet achieved a profitable level of operations. Our primary source of funding for acquisitions and operating deficits to date has been through the issuance of notes payable and preferred stock. No assurances can be given that we will be successful in obtaining additional financing in the future to continue funding acquisitions and operating deficits.
     During 2006, the Company used $9.5 million in operating activities primarily the result of a net loss of $22.8 million, non-cash interest expense of $7.9 million, depreciation and amortization of $0.8 million, non-cash stock compensation of $2.7 million, a charge related to the impairment of our goodwill and other working capital changes, primarily accounts payable and accrued liabilities.
     During 2006, the Company used $0.4 million in investing activities primarily for track improvements.
     During 2006, financing activities provided $10.5 million primarily through the issuance of $12.0 million in preferred stock, $1.9 million of notes payable offset by repayment of $1.9 million in notes payable and $1.3 million in other offering costs.
     The Company incurred a net loss of $22.8 million in 2006. The Company has an accumulated deficit of $60.7 million as of December 31, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     To address its working capital needs, and ultimately achieve profitability, management’s plan is to execute its business plan to obtain sponsorship, advertising and other revenue, and immediately seek additional equity and/or debt financing. If the Company is unsuccessful in its plans to: (i) obtain additional debt or equity financing; or (ii) generate sufficient revenues from sponsorship, advertising, and other sources, the Company will have insufficient capital to continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern. Our independent accountants’ opinion on the Company’s consolidated financial statements for the year ended December 31, 2006 included an explanatory paragraph which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.
     The following table summarizes our contractual obligations as of December 31, 2006:

			Payment Due by Period
		Less than				Year 5 and
	Total	1 Year	Year 2	Year 3	Year 4	Thereafter

Contractual obligations
Operating leases	$949,106	$213,205	$257,616	$139,931	$142,285	$196,069
Employment agreements	1,501,851	732,750	769,101	—	—	—
Notes and mortgages, principal and interest	5,423,530	1,031,856	2,808,048	317,898	1,262,983	2,745
     Operating lease expense for 2006 and 2005 was $160,100 and $217,170, respectively.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $165,500 and $77,400 of total revenues for the nine month period ended December 31, 2006 and 2005 respectively.
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
Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the year ended December 31, 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     As of December 31, 2006 the Company had the following warrants and stock options outstanding:
•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 890,059 shares of common stock at an exercise price of $3.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 375,000 shares at an exercise price of $2.49 to $2.50 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.65 per share

•	Employee stock options to purchase 600,000 shares at an exercise price of $3.75 per share

•	Director stock options to purchase 375,000 shares at exercise prices ranging from $3.00 to $4.75 per share

•	Other stock options totaling 390,000 shares at exercise prices ranging from $3.00 to $4.50 per share
     In addition, as of December 31, 2006, the Company’s Series D Preferred Stock was convertible into 17.9 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of December 31, 2006 the Company had bank deposits in excess of FDIC insurance of $0.2 million.
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
     In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Stock-Based Compensation
     The Company’s 2004 Long Term Incentive Plan (the “Plan”) provides for the grant of share options and shares to its employees for up to 3,950,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 5 year contractual terms. Share awards generally vest over 3 years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan.
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
     Had the Company elected the fair value provisions of SFAS No. 123(R), the Company’s 2005 net earnings and net earnings per share would have decreased by $1.6 million and $0.12, respectively, from the amounts actually reported as no share-based payments were made during this period.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 were $2.2 million greater than if the Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.16 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the year ended December 31, 2006.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the market price of the Company’s common stock over a period of time ending on the grant date. Based upon historical experience of the Company, the expected term of options granted is equal to the vesting period. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of the grant.
     The following table provides information relating to outstanding stock options for the year ended December 31, 2006:

December
31, 2006
Expected volatility	58%
Expected life in years	4.0
Weighted average risk free interest rate	4.66%
     The Company has not declared dividends and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. In each case, the actual value that will be realized, if any, depends on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model.
     The fair value of restricted common stock awards is based on the closing price of the Company’s common stock on date of the grant. The Company issued 750,000 restricted shares of common stock in 2006 with a fair value of $2,737,500, which will be recorded as compensation expense over the three year vesting period of the restricted shares.

     A summary of the status of stock options and related activity for the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Options outstanding at December 31, 2005	800,000	$3.85	3.2	$1,600,000
Granted	1,640,000	3.43
Exercised	—	—
Forfeited/expired	(400,000)	3.68

Options outstanding at December 31, 2006	2,040,000	$3.65	4.2	$—

Options exercisable at December 31, 2006	480,000	$3.54	3.7	$—

     Unrecognized compensation expense as of December 31, 2006 related to outstanding stock options and restricted stock grants were $3.7 million.
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
Item 8B. Other Information
None
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The following table provides information about our executive officers and directors and their respective ages and positions as of December 31, 2006. The directors listed below will serve until our next annual meeting of stockholders:

Name	Age	Position
Tom W. Deery	52	President and Interim Chief Executive Officer and President
Brian M. Carter	37	Executive Vice President and Chief Financial Officer
Robert L. Butcher	34	Executive Vice President and Chief Marketing Officer
Benjaman L. Geisler	30	Executive Vice President of Operations
Harvey W. Schiller	67	Director and Chairman of the Board of Directors
Cary J. Agajanian	65	Director
Daniel W. Rumsey	45	Director
Robert F. Hussey	57	Director
     Tom W. Deery, President and interim Chief Executive Officer. Mr. Deery has served as the Company’s President since March 1, 2006, and has served as the Company’s acting Chief Executive Officer since May 19, 2006. From November 2002 until joining the Company, Mr. Deery was the Senior Vice President, Motorsports for Rand Sports and Entertainment Insurance. From March 2001 to November 2002, Mr. Deery was founder and President of Deery Sports Management, a national motorsports consulting and management firm. From 1996 until forming Deery Sports Management, Mr. Deery served as Vice President of NASCAR weekly series and regional touring. Mr. Deery has a deep background in facility management and ownership. Mr Deery holds a Bachelors of Science degree in Business and Economics from the University of Wisconsin — Platteville.

     Brian M. Carter, Vice President, Chief Financial Officer. Mr. Carter has served as the Company’s Vice President and Chief Financial Officer since February 1, 2005. Prior to joining the Company he served as the Vice President and Chief Financial Officer of Prescient Applied Intelligence, Inc. f/k/a The viaLink Company (“Prescient”) and served on Prescient’s Board of Directors from December 23, 2003 until. From November 2000 until January 2002 he was Prescient’s Vice President of Finance, and from June 1999 to November 2000 he was Controller of Prescient. From January 1991 through June 1999 he held various positions with Deloitte & Touche LLP, most recently as Senior Manager. Mr. Carter received his B.B.A. in finance and accounting from Texas A&M University.
     Robert L. Butcher, Executive Vice President and Chief Marketing Officer. Mr. Butcher has served as the Company’s Executive Vice President and Chief Marketing Officer since March 1, 2006. From January 2001 until joining the Company, Mr. Butcher was employed in various capacities by International Speedway Corporation (ISC) where he most recently served as Senior Director Marketing Partnership and Integrated Media. ISC, a publicly traded company majority owned by the France Family, which solely owns NASCAR, owns and/or operates 12-motorsports stadiums across the country including Daytona International Speedway. ISC sanctions more than 100-major motorsports events each year including the majority of all NASCAR and Indy Racing League events. Mr. Butcher holds a Bachelor of Business Administration degree and a Masters of Science degree, each from Georgia Southern University.
     Benjamin L. Geisler, Executive Vice President of Operations. Mr. Geisler has served as the Company’s Executive Vice President of Operations since March 1, 2006. From June 1997 until joining the Company, Mr. Geisler was employed in various capacities with Next Marketing, Inc. (Next), where he most recently served as Senior Vice President for Next Marketing Inc. (Next), a privately held sports and event marketing firm heavily focused on motorsports. Mr. Geisler joined Next with the sole purpose of extending the firm’s motorsports reach beyond its open-wheel background into the NASCAR arena. During his tenure at Next, Mr. Geisler was responsible for managing or placing over $100 million in sponsorship and activation spending, while establishing Next as a leader in both the NASCAR and event marketing arenas. Mr. Geisler holds a Bachelor of Arts degree in Communications & Commerce though a joint program among the College of Arts and Sciences of the University of Pennsylvania, Philadelphia, the Annenberg School of Communications and the Wharton School of Business.
     Harvey W. Schiller, Ph.D. 66, has been appointed to the Company’s Board of Directors and elected as Chairman. Mr. Schiller shall serve on the Board until his election at the Company’s meeting of stockholders. Mr. Schiller has served as the Chairman and Chief Executive Officer of GlobalOptions Group, Inc. since June 2005. Prior to joining GlobalOptions, Dr. Schiller served as Chairman of Assante U.S. from 2002 to 2004. Prior to joining Assante, he was Chairman and Chief Executive Officer of YankeeNets from 1999 to 2002. His previous experience includes President of Turner Sports, Inc., Executive Director and Secretary General of the United States Olympic Committee and Commissioner of the Southeastern Conference. Prior to joining the United States Olympic Committee, Dr. Schiller served for more than 25 years in the United States Air Force, achieving the rank of Brigadier General. Dr. Schiller is a partner in The QuanStar Group, LLC, a management consulting firm in New York.
     Cary J. Agajanian, has been appointed to the Company’s Board of Directors. Mr. Agajanian shall serve on the Board until his election at the Company’s meeting of stockholders. Mr. Agajanian literally grew up in the sport of auto racing, with his family running racing teams and racetracks. He now owns Motorsports Management International, a multi-faceted company that is an industry leader in the areas of event representation, corporate consulting, and sponsorship negotiation. For the past 10 years, Mr. Agajanian has served on Motorsports boards such as the Automobile Competition Committee of the United States (ACCUS), the American Motorcyclist Association (AMA, Vice-Chairman), the United States Auto Club (USAC), and the Sports Car Clubs of America (SCCA). Mr. Agajanian’s company has been involved in securing hundreds of sponsorship arrangements and is one of the leading companies in the United States to offer race drivers premium representation services in corporate structures, pension benefits, trusts and estates and contract negotiation. NASCAR NEXTEL Cup champion Tony Stewart, as well as several other leading drivers, has been represented by Motorsports Management International, LLC, and Agajanian also previously represented Jeff Gordon. Mr. Agajanian’s family has entered cars in the Indianapolis 500 beginning in 1948, and he now owns one of the premier teams in NASCAR.
     Daniel W. Rumsey. Mr. Rumsey has served as a member of our board of directors since July 2005. He is currently the Chief Restructuring Officer and Chairman of the Board of Directors of Wave Wireless Corporation, a company currently operating under Chapter 11 of the U.S. Bankruptcy Code. From 2003 to March 2006, Mr. Rumsey held various other positions at Wave Wireless Corporation including Vice President, General Counsel and Secretary, Chief Financial Officer and Acting Chief Executive Officer. From 2000 to 2002, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the SEC’s Division of Corporation Finance. In addition to serving on the Board of Directors of Wave Wireless Corporation, Mr. Rumsey serves on the board of directors of Prescient Applied Intelligence, Inc. Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.
     Robert F. Hussey. Mr. Hussey currently serves on the Board of Directors of Axcess International, Inc. and Digital Lightwave, Inc. Mr. Hussey served as the Interim President and CEO of Digital Lightwave, Inc. from February 2005 to March 2006. From 2001 to 2005 Mr. Hussey was the Chief Operating Officer and Director of H.C. Wainwright & Co., Inc. Mr. Hussey has an extensive operational and financial background. Mr. Hussey holds a BSBA Finance from Georgetown University and an MBA in International Finance from George Washington University. Mr. Hussey has been appointed to serve as the Chairman of the Company’s Audit Committee.
Board Composition and Committees
     Our board of directors is currently composed of four members, including Harvey Schiller, Cary Agajanian, Daniel W. Rumsey, and Robert F. Hussey. Each of our board members meet the criteria for independence under Nasdaq Marketplace Rule 4200(a)(15)(B). All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

The Company has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. On October 28, 2006, Mr. Hussey was appointed Chairman of our Audit Committee; Mr. Agajanian was appointed Chairman of our Compensation Committee and Mr. Rumsey was appointed Chairman of our Nominating and Corporate Governance Committee. The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Mr. Rumsey serves on the Audit Committee and is a financial expert as defined in Item 401(e)(2) of Regulation S-B under the Exchange Act. The Compensation Committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers.
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
Item 10. Executive Compensation
The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the company from January 1, 2005 through December 31, 2006, for our principal executive officer, our two other highest paid executive officers, and our former Chief Executive Officer and Chief Administrative Officer. No other compensation except for that described below was paid or distributed during the last two fiscal years to our named executive officers.
SUMMARY COMPENSATION TABLE

			Stock		Option		All Other
			Awards		Awards		Compensation	Total
Name and Principal Position	Year	Salary ($)	($)		($)		($)	($)
Paul A. Kruger	2005	$180,000	$175,000		$191,872		—	$546,872
Former President and CEO(1)	2006	$67,500	—		—		—	$67,500

Tom W. Deery(2)	2005	—	—		—		—	—
President and Acting CEO	2006	$156,462	$373,500	(2)	$300,398	(2)	—	$830,360

Brian M. Carter	2005	$165,000	—		$1,151,233	(3)	$7,700	$1,323,933
Chief Financial Officer	2006	$180,000	$1,134,000	(3)	—		$8,400	$1,322,400

Robert L. Butcher	2005	—	—		—		—	—
Chief Marketing Officer	2006	$154,846	$615,000	(4)	$615,719	(4)	$15,000	$1,400,565

Benjaman L. Geisler	2005	—	—		—		—	—
Executive Vice President – Operations	2006	$154,846	$615,000	(5)	$615,719	(5)	—	$1,385,565

(1)	Mr. Kruger resigned as the Company’s Chief Executive Officer effective May 16, 2006.

(2)	In connection with entering into the employment agreement described below, Mr. Deery was granted options to purchase 300,000 of common stock on the market price of the date of grant 75,000 immediately exercisable and the remainder becoming exercisable in three installments of 75,000 shares on the anniversary of grant date in 2007, 2008 and 2009. Additionally, Mr. Deery was granted 150,000 shares of common stock. Such shares are restricted in their sale or transfer until January 1, 2009.

(3)	In connection with entering into the employment agreement described below, Mr. Carter was granted options to purchase 300,000 of common stock on the market price of the date of grant 75,000 immediately exercisable and the remainder becoming exercisable in three installments of 75,000 shares on the anniversary of grant date in 2006, 2007 and 2008. Additionally, in July 2006, Mr. Carter was granted 300,000 shares of common stock. Such shares are restricted in their sale or transfer until February 1, 2009.

(4)	In connection with entering into the employment agreement described below, Mr. Butcher was granted options to purchase 300,000 of common stock on the market price of the date of grant 75,000 immediately exercisable and the remainder becoming exercisable in three installments of 75,000 shares on the anniversary of grant date in 2007, 2008 and 2009. Additionally, Mr. Butcher was granted 150,000 shares of common stock. Such shares are restricted in their sale or transfer until January 1, 2009.

(5)	In connection with entering into the employment agreement described below, Mr. Butcher was granted options to purchase 300,000 of common stock on the market price of the date of grant 75,000 immediately exercisable and the remainder becoming exercisable in three installments of 75,000 shares on the anniversary of grant date in 2007, 2008 and 2009. Additionally, Mr. Butcher was granted 150,000 shares of common stock. Such shares are restricted in their sale or transfer until January 1, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each of the named executive officers as of December 31, 2006. No other equity awards otherwise reportable in this table have been granted to any of our named executive officers.

	Option Awards					Stock Awards
			Equity
			Incentive
			Plan Awards:
			Number of				Market
	Number of	Number of	Securities			Number of	Value of
	Securities	Securities	Underlying			Shares or	Shares or
	Underlying	Underlying	Unexercised	Option		Units of	Units of
	Unexercised	Unexercised	Unearned	Exercise	Option	Stock That	Stock That
	Options	Options	Options	Price	Expiration	Have Not	Have Not
	(#)	(#)	(#)	($)	Date	Vested (#)	Vested ($)
Tom W. Deery	75,000	225,000 (1)	—	$2.49	06/30/2011	150,000	$367,500
Paul Kruger(2)
Brian M. Carter	150,000	150,000 (3)	—	$3.65	02/01/2010	300,000	735,000
Robert L. Butcher	75,000	225,000 (4)	—	$3.75	02/25/2011	150,000	367,000
Benjaman L. Geisler	75,000	225,000 (4)	—	$3.75	02/25/2011	150,000	367,000

(1)	Mr. Deery’s unexercisable options vest in 3 installments of 75,000 shares annually on August 20, 2007, 2008 and 2009, and his unvested shares vest on January 1, 2009.

(2)	Mr. Kruger resigned as the Company’s Chief Executive Officer effective May 16, 2006.

(3)	Mr. Carter’s unexercisable options vest in 2 installments of 75,000 shares annually on February 2007 and February 1, 2008, and his unvested shares vest on January 1, 2009.

(4)	Messrs. Butcher’s and Geisler’s options unexercisable options vest in 3 installments of 75,000 shares annually on March 1, 2007, 2008 and 2009, and their unvested shares vest on January 1, 2009.
DIRECTOR COMPENSATION
Director Compensation
Each director receives $30,000 per year paid quarterly, and the Chairman receives $35,000 per year paid quarterly. These amounts assume that each director is a member of a committee and a Chairman of a committee of the board of directors. Annual compensation is reduced by $4,000 annually if a director is not a member of a committee and $10,000 annually if a director is not a Chairman of a committee. Each non-employee director receives an option to purchase 75,000 shares of restricted stock in the Company issued at the time of their initial election and vested over three years at 25,000 shares per year. In the case of the Chairman, the initial grant is 200,000 shares. Additionally, annually, on or promptly following the date that the Company files its Annual Report on Form 10-KSB, each director shall be issued options to purchase 25,000 shares of common stock at the fair market value on the date of grant. Directors are also reimbursed for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.
The following table sets forth information concerning the compensation of our directors during the last completed fiscal year:

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Harvey Schiller	$6,500	—	$6,500
Daniel W. Rumsey(1)	$37,750	$10,000	$47,750
Robert Hussey	$18,000	—	$18,000
Cary Agajanian	$6,000	—	$6,000
Lyle Miller(2)	$46,000	—	$46,000

(1)	Mr. Rumsey was paid $10,000 for certain service to the Company as Corporate Secretary during the months of November and December 2006. As of December 31, 2006, Mr. Rumsey owned an option to purchase 75,000 shares of Common Stock.

(2)	Mr. Miller resigned as a director effective October 31, 2006.
Employment Contracts
          We entered into three year employment agreement with Mr. Kruger in June 2004 pursuant to which we agreed to employ Mr. Kruger as Chief Executive Officer at an annual salary of $180,000. After the three year term, the employment agreement provided for automatically renewal for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminated the agreement without cause, or Mr. Kruger terminated the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Kruger would have been entitled to receive the salary provided for under the agreement as if the agreement had not been terminated. Effective May 19, 2006, the agreement with Mr. Kruger was mutually terminated with no further obligation to Mr. Kruger.
     On February 20, 2006, we entered into a Consulting Agreement with Mr. Deery, pursuant to which Mr. Deery will serve as the Company’s Interim President whereby he will receive $15,000 per month during the term of the agreement, 50,000 options of the Company’s common stock at a price of $4.00 per share, and 50,000 common shares of the Company’s restricted common stock. The initial term of the agreement is six months with subsequent three month renewal periods at the discretion of the Company. On August 20, 2006, we entered into two year employment agreement with Mr. Deery pursuant to which we agreed to employ Mr. Deery as the Company’s President and Acting Chief Executive Officer whereby he shall receive an annual salary of $192,000, formulaic incentive compensation, discretionary incentive compensation, 300,000 options of the Company’s common stock at an exercise price of $2.49 per share, and 150,000 shares of restricted common stock. The restricted shares issued in connection with the previous Consulting Agreement were surrendered unvested and unexercised as part of this employment agreement. After the two year term, the employment agreement will automatically renew for one, one year term unless either terminates the agreement at the end of the initial term, by sixty days prior written notice. If we terminate the agreement without cause, or Mr. Deery terminates the agreement with Good Reason, as defined in the agreement, prior to the end of its then current term, then Mr. Deery shall, for the greater of six months or remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.
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
     On February 20, 2006, we entered into three year employment agreement with Mr. Butcher pursuant to which we agreed to employ Mr. Butcher as the Company’s Executive Vice President and Chief Marketing Officer whereby he shall receive an annual salary of $180,000, formulaic incentive compensation, discretionary incentive compensation, 300,000 options of the Company’s common stock at an exercise price of $3.75 per share, and 150,000 shares of restricted common stock. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Butcher terminates the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Butcher shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.

     On February 20, 2006, we entered into three year employment agreement with Mr. Geisler pursuant to which we agreed to employ Mr. Geisler as the Company’s Executive Vice President of Operations whereby he shall receive an annual salary of $180,000, formulaic incentive compensation, discretionary incentive compensation, 300,000 options of the Company’s common stock at an exercise price of $3.75 per share, and 150,000 shares of restricted common stock. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Geisler terminates the agreement due to a Constructive Termination, as defined in the agreement, prior to the end of its then current term, then Mr. Geisler shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of December 31, 2006, certain information with respect to the beneficial ownership of our common stock by (i) each of our directors and executive officers, (ii) each person known to us to be the beneficial owner of five percent or more of the outstanding shares of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

		Amount and
		Nature of		Percent
Title of Class	Name and Address of Beneficial Owner (1)	Beneficial Owner		of Class
Common	Tom W. Deery, Acting Chief Executive Officer & President	250,000	(2)	1.7%
Common	Harvey Schiller, Director and Chairman	75,000	(3)	*
Common	Daniel W. Rumsey, Director	75,000	(4)	*
Common	Cary J. Agajanian, Director	75,000	(3)	*
Common	Robert F. Hussey, Director	75,000	(5)	*
Common	Brian M. Carter, Vice President and Chief Financial Officer	525,000	(6)	3.6%
Common	Robert L. Butcher, Executive Vice President and Chief Marketing Officer	300,000	(7)	2.1%
Common	Benjamin L. Geisler, Executive Vice President of Operations	300,000	(7)	2.1%

Common	Directors and executive officers as a group (8 persons)	1,675,000		10.9%

(1)	Unless otherwise indicated, the business address each of Messrs. is 7575 West Winds Blvd, Suite D, Concord NC 28027.

(2)	Includes 150,000 shares of restricted stock granted to Mr. Deery in connection his employment agreement and options to purchase 100,000 shares of common stock at $2.49 which are currently exercisable.

(3)	Includes options to purchase 75,000 shares of common stock at an exercise price of $3.00 which are currently exercisable.

(4)	Includes options to purchase 75,000 shares of common stock at an exercise price of $4.75 which are currently exercisable.

(5)	Includes options to purchase 75,000 shares of common stock at an exercise price of $3.78 which are currently exercisable.

(6)	Includes options to purchase 225,000 shares of common stock at $3.65 which are currently exercisable and 300,000 shares of restricted stock.

(7)	Includes 150,000 shares of restricted stock granted in connection with said officers employment agreement and options to purchase 150,000 shares of common stock at $3.75 which are currently exercisable.

*	Less than 1.0%.
Item 12. Certain Relationships and Related Transactions
     Prior to March 31, 2006 the Company utilized travel services including the use of an aircraft owned by Paul Kruger, the Company’s former Chief Executive Officer. The Company no longer utilizes these travel services. Additionally, the Company rented office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger. The Company no longer utilizes this property for the Company’s corporate offices.

     On May 16, 2006, certain Series D and other parties acquired an aggregate of 2,844,705 from Mr. Kruger, and 100,000 shares were obtained from Mr. Kruger’s children. Mr. Kruger and the Company also entered into a warrant and stock option cancellation agreement and a mutual release agreement, pursuant to which Mr. Kruger surrendered warrants and options to purchase an aggregate of 500,000 shares of our common stock and Mr. Kruger resigned as our Chairman and Chief Executive Officer. Mr. Kruger and his children, entered into a lock-up/leak out agreement with respect to their remaining common shares.
During 2006, the Company obtained its business liability, event liability, participant accident, automobile and commercial property and casualty insurance from a Company in which Tom W. Deery, the Company’s Chief Executive Officer was previously employed. Mr. Deery resigned as an officer of the insurance company prior to becoming an employee of the Company. Premiums paid for the aforementioned insurance coverage during 2006 totaled $582,792.
Item 13. Exhibits
The following documents are filed as part of this report:

2.1	Membership Interests Purchase Agreement, dated as of November 30, 2004, by and among United Midwestern Promoters Motorsports, LLC, National Speedways of Iowa, Inc., Track Enterprises, Inc., Ken Schrader Racing, Inc., Lebanon Valley Auto Racing Corp., and Boundless Motor Sports Racing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2004).

4.1	Series B Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.3	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.4	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.5	Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.7	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.8	Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Firm 8-K filed with the Commission on March 2, 2005)

4.9	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.10	Form of Series A Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.11	Form of Series D Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.12	Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.13	Form of Series D Warrant. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.14	Form of Series B Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.15	Form of Series C Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.16	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, North Sound Legacy Institutional Fund LLC, a Delaware limited liability company, and North Sound Legacy International Fund Ltd, a British Virgin Islands corporation. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.17	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and Royal Bank of Canada. (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.18	Form of Registration Rights Agreement dated as of May 16, 2006. (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.19	Form of Mutual Release Agreement, dated as of May 19, 2006, by and between Dirt Motor Sports, Inc., a Delaware corporation, and Mr. Paul A. Kruger. (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.20	Form of Lock-Up by between Dirt Motor Sports, Inc., a Delaware corporation and Paul A. Kruger. (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

10.1	Employment Agreement, dated effective August 20, 2006, by and between DIRT Motor Sports, Inc. and Thomas Deery. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006).

23.1	Consent of Independent Auditors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tom W. Deery *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian M. Carter *

32	Section 1350 Certification of Tom W. Deery and Brian M. Carter *

*	Filed herewith
Item 14. Principal Accountant Fees and Services
Audit Fees
The Company paid $96,659 and $129,103 in audit fees during the years ended December 31, 2006 and 2005, respectively to Murrell, Hall, McIntosh & Co., PLLP (“MHM”).
Audit Related Fees

There were no fees billed for audit-related services not disclosed in “Audit Fees” above.
Tax Fees
In the years ended December 31, 2006 and 2005, the company paid $15,778 and $10,921, respectively to MHM for tax preparation fees.
All Other Fees
No other fees were billed for services rendered by the Company’s principal accountants for the years ended December 31, 2006 and 2005.
Compatibility of Certain Fees with Independent Accountants’ Independence
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Murrell, Hall, McIntosh & Co., PLLP in fiscal 2006 and 2005. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.
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

Dirt Motor Sports, Inc.
(Registrant)

By:	/s/ Tom W. Deery	Date: March 30, 2007

Tom W. Deery, President and Chief Executive Officer

By:	/s/ Brian M. Carter	Date: March 30, 2007

Brian M. Carter, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harvey W. Schiller	Date: March 30, 2007

Harvey Schiller, Director

By:	/s/ Cary J. Agajanian	Date: March 30, 2007

Cary Agajanian, Director

By:	/s/ Daniel W. Rumsey	Date: March 30, 2007

Daniel W. Rumsey, Director

By:	/s/ Robert F. Hussey	Date: March 30, 2007

Robert F. Hussey, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We have audited the accompanying consolidated balance sheets of Dirt Motor Sports, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dirt Motor Sports, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that Dirt Motor Sports, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Dirt Motor Sports, Inc. has incurred significant net losses during the years ended December 31, 2006 and 2005 and has negative working capital as of December 31, 2006. These matters raise substantial doubt about the ability of Dirt Motor Sports, Inc. to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Murrell, Hall, McIntosh & Co., PLLP
Oklahoma City, Oklahoma
March 28, 2007

DIRT MOTOR SPORTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and December 31, 2005

	December 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$532,230	$18,645
Accounts receivable — trade	223,065	180,628
Inventory	110,077	132,056
Prepaid expenses and other current assets	330,943	476,303

Total current assets	1,196,315	807,632

Land, buildings and equipment, net	10,447,633	10,795,359
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537 and $8,812,097 in 2006 and 2005, respectively	—	1,508,440
Prepaid Expenses – long term	166,667	333,333
Other assets, net of amortization of $55,331 in 2006 and $106,487 in 2005	140,122	230,562

Total assets	$12,050,737	$13,775,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Cash Overdraft	$—	$253,232
Accounts payable	474,781	1,189,171
Accrued liabilities	1,147,749	916,345
Deferred revenues	129,424	271,620
Notes payable, net of discount of $3,622,406 in 2005	713,008	7,140,915

Total current liabilities	2,464,962	9,771,283
Notes payable	4,001,711	5,293,874

Total liabilities	6,466,673	15,065,157

Stockholders’ Equity (Deficit)
Series B Preferred stock, $0.01 par value; 8,000 shares authorized; 6,883 shares issued and outstanding at December 31, 2005	—	20,648,456
Series C Preferred stock, $0.01 par value; 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2005	—	6,250,000
Series D Preferred stock, $0.01 par value; 20,000 shares authorized; 17,875 shares issued and outstanding at December 31, 2006	53,624,538	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,374,496 and 11,720,555 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	1,438	1,172
Additional paid-in capital	12,684,051	9,727,830
Accumulated deficit	(60,725,963)	(37,917,289)

Total stockholders’ equity (deficit)	5,584,064	(1,289,831)

Total liabilities and stockholders’ equity	$12,050,737	$13,775,326

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Race sanctioning and event fees	$4,717,662	$7,229,302
Admission fees and ticket sales	6,897,834	2,477,548
Sponsorship and advertising revenue	2,500,313	1,494,641
Merchandise sales	754,592	1,134,841
Other revenue	273,739	374,831

Total revenues	$15,144,140	$12,711,163

Operating expenses
Track and event operations	19,301,329	16,011,557
Sales and marketing	1,883,094	1,486,495
Merchandise operations and cost of sales	823,560	1,173,154
General and administrative	3,022,117	2,913,172
Non-cash stock compensation	2,710,658	—
Goodwill impairment	1,508,440	5,999,571
Depreciation and amortization	774,130	708,027

Total operating expenses	30,023,328	28,291,976

Loss from operations	(14,879,188)	(15,580,813)

Other (Expenses) Income
Interest income	92,119	23,039
Interest expense	(8,021,605)	(5,381,949)

Total Other Expense	(7,929,486)	(5,358,910)

Net (Loss)	$(22,808,674)	$(20,939,723)

Dividends on preferred stock:
Warrants issued and beneficial conversion feature, Series B	—	(5,000,000)
Beneficial conversion feature, Series C preferred stock	—	(800,000)
Exchange of Series A for Series B preferred stock	—	(1,667,801)
Exchange of warrants for Series C preferred stock	—	(5,450,000)
Exchange of warrants for Series C preferred stock	(1,326,335)	—
Exchange of warrants for Series C preferred stock	(1,250,000)	—

Net loss applicable to common stock	$(25,385,009)	$(33,857,524)

Net loss applicable to common stock per common share —
Basic and diluted	$(1.92)	$(2.53)

Weighted average common shares outstanding —
Basic and diluted	13,246,875	13,394,571

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
As of December 31, 2006

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2004	4,790	$12,933,988	14,439,554	$1,444	$5,407,133	$(10,727,566)	$7,614,999

Partial conversion of note payable into Series A preferred stock	426	1,149,622	—	—	—	—	1,149,622

Value assigned to beneficial conversion feature and warrants issued in connection with the issuance of Series B preferred stock	—	—	—	—	5,000,000	—	5,000,000

Issuance of Series B preferred stock	1,667	5,000,000	—	—	(5,000,000)	—	—

Exchange of warrant for Series C preferred stock	2,500	6,250,000	—	—	(800,000)	(6,250,000)	(800,000)

Value assigned to beneficial conversion feature of Series C preferred stock	—	—	—	—	800,000	—	800,000

Exchange of Series B preferred stock for Series A preferred stock, increase in liquidation preference	—	1,564,846	—	—	(1,564,846)	—	—

Placement agent fees	—	—	—	—	(500,000)	—	(500,000)

Registration and other costs	—	—	—	—	(45,000)	—	(45,000)

Value assigned to warrants issued in connection with issuance of notes payable	—	—	—	—	7,720,271	—	7,720,271
Cancellation of common stock in connection with employee termination	—	—	(450,000)	(45)	45	—	—
Agreement to cancel 768,999 shares of common stock in connection with a business relationship
Termination agreement	—	—	(768,999)	(77)	(1,289,923)	—	(1,290,000)

Surrender of common stock warrants	—	—	(1,500,000)	(150)	150	—	—

Net loss	—	—	—	—	—	(20,939,723)	(20,939,723)

Balance, December 31, 2005	9,383	$26,898,456	11,720,555	$1,172	$9,727,830	$(37,917,289)	$(1,289,831)

Value assigned to warrants issued in connection with the issuance of notes payable	—	—	—	—	1,715,113	—	1,715,113
Value assigned to stock options issued	—	—	—	—	1,695,347	—	1,695,347
Exchange of Notes payable and accrued interest into Series B preferred stock	460	1,381,356	—	—	—	—	1,381,356

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Exchange of Series B & C preferred stock for Series D preferred stock:
Retirement of Series B&C preferred stock	(9,843)	(28,279,812)	—	—	—	—	(28,279,812)
Issuance of Series D preferred stock	9,843	28,279,812	—	—	—	—	28,279,812
Dividends on Series D Preferred Stock:
Increase in liquidation preference upon conversion	—	1,250,000	—	—	(1,250,000)	—	—
Series D Preferred Stock Issuance Cost	—	—	—	—	(1,326,335)	—	(1,326,335)
Exchange of Notes payable and accrued interest into Series D preferred stock	4,401	13,201,777	—	—	—	—	13,201,777
Issuance of Series D preferred stock	4,000	12,000,000	—	—	—	—	12,000,000
Series D conversions to common stock	(369)	(1,107,051)	369,017	37	1,107,014	—	—
Issuance of restricted stock	—	—	825,000	83	1,015,228	—	1,015,311
Common Stock issued in warrant exchange	—	—	1,459,924	146	(146)	—	—
Net loss	—	—	—	—	—	(22,808,674)	(22,808,674)

Balance, December 31, 2006	17,875	$53,624,538	14,374,496	$1,438	$12,684,051	$(60,725,963)	$5,584,064

The accompanying notes are an integral part of these consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net (loss)	$(22,808,674)	$(20,939,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774,130	708,027
Non-cash interest expense, notes payable	7,930,582	4,756,540
Non-cash stock compensation	2,710,658	—
Impairment of goodwill	1,508,440	5,999,571
Increase (decrease) in cash for changes in:
Accounts receivable	(42,437)	(154,467)
Inventory	21,979	(60,879)
Prepaid expenses and other current assets	145,360	(281,205)
Other non-current assets and long term prepaid expenses	271,171	(251,319)
Accounts payable	(714,390)	400,970
Accrued liabilities	661,042	(1,078,588)
Deferred revenue	43,476	(716,749)

Net cash (used in) operating activities	(9,498,663)	(11,617,822)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(440,469)	(6,104,183)

Net cash (used in) investing activities	(440,469)	(6,104,183)

Cash flows from financing activities:
Cash overdraft	(253,232)	253,232
Issuance of Preferred stock for cash	12,000,000	5,000,000
Cost of stock issuance	(1,326,335)	(545,000)
Payments on notes payable	(1,910,927)	(1,472,294)
Proceeds from issuance of notes payable	1,943,211	14,559,991

Net cash provided by financing activities	10,452,717	17,795,929

Net increase (decrease) in cash and cash equivalents	513,585	73,924
Cash and cash equivalents, beginning of period	18,645	(55,279)

Cash and cash equivalents, end of period	$532,230	$18,645

Supplemental schedule of non-cash activities:
Conversion of Convertible Preferred Stock: Series A to Series B	$—	$15,648,456
Conversion of Convertible Preferred Stock: Series B&C to Series D	$28,279,812	$—
Conversion of notes payable into Series D Preferred Stock	$13,201,777	$—
Cash payments for interest	$428,855	$91,328
Notes issued in conjunction with the agreement to surrender stock	$—	$1,323,000
Issuance of warrants with promissory notes	$1,715,113	$4,307,338
The accompanying notes are an integral part of these consolidated financial statements.

Dirt Motor Sports, Inc.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
NOTE 2 – GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $22.8 million for the year ended December 31, 2006. The Company has an accumulated deficit of $60.7 million and negative working capital of $1.3 million as of December 31, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     The Company is dependent on its ability to attain profitable operations and upon its ability to obtain additional working capital. To address its working capital needs, and ultimately achieve profitability, management’s plan is to execute its business plan to obtain sponsorship, advertising and other revenue, and immediately seek additional equity and/or debt financing. If the Company is unsuccessful in its plans to: (i) obtain additional debt or equity financing; or (ii) generate sufficient revenues from sponsorship, advertising, and other sources, the Company will have insufficient capital to continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $165,500 and $90,400 of total revenues for the years ended December 31, 2006 and 2005 respectively.
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
Net Loss Per Share and Warrants Outstanding
Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the years ended December 31, 2006 and 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	December 31
	2006	2005
Net (Loss)	$(22,808,674)	$(20,939,723)

Net loss applicable to common stock	$(25,385,009)	$(33,857,524)

Net loss applicable to common stock per common share —
Basic and diluted	$(1.92)	$(2.53)

Weighted average common shares outstanding —
Basic and diluted	13,246,875	13,394,571

In addition, as of December 31, 2006, the Company’s Series D Preferred Stock was convertible into 17.9 million shares of common stock and the Company had warrants outstanding to purchase 5.2 million common shares and options to purchase 2.0 million shares of common stock

None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
As of December 31, 2005, the Company’s Series B Preferred Stock was convertible into 6,882,819 shares of common stock and the Company’s Series C Preferred Stock was convertible into 2,500,000 shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at December 31, 2006. These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

		Weighted	Weighted Average
		Average	Contractual Life
	Shares	Exercise Price	(years)
Series D warrants	2,520,178	$4.50	4.5

Placement agent warrants	1,186,266	$2.85	4.8

UMP acquisition warrants	40,000	$3.65	1.0
Warrants issued in exchange for the surrender of common stock	542,738	$0.001	4.5
Other Warrants	890,059	$3.00	4.5
Stock options	2,040,000	$3.54	4.2

Total warrants and stock options outstanding	7,219,241	$3.45	4.5
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of December 31, 2006 the Company had bank deposits in excess of FDIC insurance of approximately $0.2 million.
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
     In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.
Stock-Based Compensation
     The Company’s 2004 Long Term Incentive Plan (the “Plan”) provides for the grant of share options and shares to its employees for up to 3,950,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 5 year contractual terms. Share awards generally vest over 3 years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan.
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
     Had the Company elected the fair value provisions of SFAS No. 123(R), the Company’s 2005 net earnings and net earnings per share would have decreased by $1.6 million and $0.12, respectively, from the amounts actually reported as no share-based payments were made during this period.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 were $2.2 million greater than if the Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.16 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the year ended December 31, 2006.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the market price of the Company’s common stock over a period of time ending on the grant date. Based upon historical experience of the Company, the expected term of options granted is equal to the vesting period. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of the grant.
     The following table provides information relating to outstanding stock options for the year ended December 31, 2006:

December
31, 2006
Expected volatility	58%
Expected life in years	4.0
Weighted average risk free interest rate	4.66%
     The Company has not declared dividends and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. In each case, the actual value that will be realized, if any, depends on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model.
     The fair value of restricted common stock awards is based on the closing price of the Company’s common stock on date of the grant. The Company issued 750,000 restricted shares of common stock in 2006 with a fair value of $2,737,500, which will be recorded as compensation expense over the three year vesting period of the restricted shares.
     A summary of the status of stock options and related activity for the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Options outstanding at December 31, 2005	800,000	$3.85	3.2	$1,600,000
Granted	1,640,000	3.43
Exercised	—	—
Forfeited/expired	(400,000)	3.68

Options outstanding at December 31, 2006	2,040,000	$3.65	4.2	$—

Options exercisable at December 31, 2006	480,000	$3.54	3.7	$—

     Unrecognized compensation expense as of December 31, 2006 related to outstanding stock options and restricted stock grants were $3.7 million.
NOTE 4 – ACQUISITIONS
Mid America Racing Series (“MARS”)
On March 10, 2005, the Company entered into and consummated an Asset Purchase Agreement (the “MARS Agreement”) pursuant to which the Company acquired all of the assets, free and clear of any and all liabilities and encumbrances, related to the business of sanctioning and conducting the dirt track racing events known as the Mid America Racing Series (MARS). The assets were acquired in exchange for an aggregate purchase price of $150,000.
The purchase price was allocated based on the preliminary estimated fair value as follows:

Vehicles	$1,500
Communications equipment	500
Excess of cost over fair value of identifiable assets (goodwill)	148,000

Total purchase price	$150,000

Volusia Speedway
On June 30, 2005, the Company acquired substantially all of the assets of Volusia Speedway, in exchange for an aggregate purchase price of $3,600,000, of which $1,600,000 was paid in cash, and the balance was paid by delivery of a five-year promissory note (the “Volusia Note”). The Volusia Note bears interest at one percent over prime, as adjusted quarterly, is amortized over ten years, and is payable in fifty-nine equal monthly installments of $24,000, with the balance of the outstanding principal and accrued interest being due on June 30, 2010. The

Volusia Note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway. Payments under the Volusia Note are also guaranteed by the Company.
The Volusia Speedway acquisition amount was allocated based on the preliminary estimated fair value as follows:

Consideration:
Cash paid at closing	$1,600,000
Notes payable issued	2,000,000
Direct transaction costs	26,393

Total purchase price	$3,626,393
Land	(2,700,000)

Buildings & equipment	$(926,393)

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2006:

	Cost	Depreciable Life
Land	$6,916,338	N/A
Buildings and grandstands	3,288,759	7 - 40 years
Transportation equipment	1,491,179	5 - 7 years

Office furniture and equipment	467,819	3 - 7 years

	12,164,095
Less accumulated depreciation	(1,716,462)

Property and equipment, net	$10,447,633

Depreciation is computed on a straight-line basis. Depreciation expense for the years ended December 31, 2006 and 2005 was $698,166 and $605,271, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition, the DIRT acquisition, the UMP acquisition, the MARS acquisition, and the Lernerville acquisition were treated as separate reporting units for purposes of making these impairment calculations. During the year ended September 30, 2004 an impairment of $2,954,978 was recorded related to 2004 acquisitions. During the year ended December 31, 2005, impairments related to the goodwill associated with the acquisition of the World of Outlaws, UMP and Dirt was determined to be impaired by $2,027,248, $2,218,171 and $1,611,700 respectively. In addition, the trademark associated with the World of Outlaws was determined to be impaired by $142,452. These amounts were charged to current earnings for the quarter ended September 30, 2005. The Company evaluated again in 2006 and it was determined that the remaining goodwill for each reporting unit was fully impaired and the remaining amounts recorded as goodwill were impaired and during the year ended December 31, 2006, an impairment of $1,508,440 was recorded related to the goodwill associated with the acquisitions of the UMP, MARS and Lernerville was determined to be impaired by $812,715, $148,000 and $547,725, respectively.
NOTE 7 – ACCRUED LIABILITIES
Accrued liabilities at December 31, 2006 and 2005 consisted of the following:

	December 31,	December 31,
	2006	2005
Points fund	$453,150	$—
Interest	74,913	491,914
Salaries, wages and other compensation and benefits	195,770	199,059
Sales taxes	158,728	—
Office closure and relocation	114,611	—
Acquisition liabilities	42,532	103,500
Other accrued liabilities	108,045	121,872

Total Accrued Liabilities	$1,147,749	$916,345

NOTE 8 – DEFERRED REVENUE
Deferred revenues at December 31, 2006 and 2005 consisted of the following:

	December 31,	December 31,
	2006	2005
Sanction fee advances	$12,958	$48,958
Season ticket sales, advance ticket sales	107,816	92,836
Sponsorship prepayments	8,650	129,826

	$129,424	$271,620

NOTE 9 – NOTES PAYABLE
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
From May 2005 through April 2006 we issued $12.4 million in promissory notes payable to existing shareholders. These notes were classified as current, due and payable on the first to occur of: (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and was payable on a quarterly basis. The Company issued warrants to purchase 1,948,510 shares of our common stock at an exercise price of $4.50 in connection with these notes. The warrants were valued based on the Black-Scholes fair value method and the value was recorded as a non-cash debt discount and was being amortized over the life of the notes. In connection with the Series D Preferred Stock financing in May 2006, we repaid $867,506 of these notes plus accrued interest and we exchanged the remaining $11.6 million in notes plus accrued interest into 4,401 shares of our Series D Preferred stock and issued Series D warrants to purchase 1,320,178 shares of our common stock at an exercise price of $4.50. At the time of conversion, the company recognized the remaining unamortized debt discount as interest expense in 2006. Additionally, the Company recognized interest expense for the conversion of the notes at 110% into Series D preferred stock (Note 10).
Notes payable at December 31, 2006 consisted of the following:
$92,000 note payable issued in connection with the purchase of Lernerville Speedway, which is due in one installment of $110,000, including accrued interest, on May 30, 2007. This note is secured by a mortgage on the Lernerville Speedway Facility.
$2,340,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually each November. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. The outstanding principle balance on this note was $1,759,191 as of December 31, 2006. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.
$423,000 note payable to an individual bearing interest at 8% and payable on or before June 15, 2007.
$100,528 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
The aggregate amounts of maturities of debt during each of the years ending December 31, 2007 through 2011 are:

2007	$713,008
2008	211,942
2009	2,566,862
2010	1,219,379
2011	3,528

$4,714,719

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
$9,173,561 of promissory notes payable to existing shareholders classified as current, due and payable on the first to occur of: (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes. These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and is payable on a quarterly basis. Upon the occurrence of an event of default interest will increase to a rate of 14%. The Company issued 1,262,500 of warrants in connection with these promissory notes. A $4.3 million value for the warrants was determined based on the Black-Scholes fair value method and is recorded as a non-cash debt discount. The debt discount was recorded at the date of issuance and the fees and warrant value will be amortized as interest expense over the terms of the promissory notes payable. Amortization expense for the three months ended December 31, 2005 was $0.8 million. Included in these notes were notes and accrued interest totaling $6,373,561 that represented amounts exchanged by existing note holders for promissory notes that were issued during June, September, and October of 2005.
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
Effective September 22, 2005, the Company and Glenn Donnelly (Consultant) entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination Agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,000,000 cash, a note payable in the amount of $500,000, the cancellation of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly, and 500,000 shares currently held by Donnelly to be re-issued. In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. As of September 30, 2005 the cash payment due to Mr. Donnelly remained unpaid. Subsequent to year end this settlement amount was reduced to $1,290,000. The Company has retroactively reflected the $210,000 reduction in the termination agreement as of September 30, 2005. The entire $1,290,000 settlement was treated as the cost of retiring the 768,999 shares of stock returned by Glenn Donnelly and cancelled. During 2006, the Company amended the Business Relationship Termination Agreement to provide for a cash payment of $1,000,000 and the issuance of a Note payable of $423,000 which is due on or before June 15, 2007. The cash payment was made in May 2006.
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
On February 25, 2005, the Company entered into a Series B Convertible Stock Purchase Agreement pursuant to which the Company issued and sold 1,333.33 shares of its newly designated Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Stock”) and warrants to purchase 666,667 shares of our common stock, $0.0001 par value per share (the “Series B Warrants”), for an aggregate purchase price of $4,000,000, which consisted of $3,300,000 in new investment and the conversion of $700,000 of outstanding debt into Series B Stock. In March 2005, the Company sold an additional 333.33 shares of Series B Convertible Preferred Stock and issued warrants to purchase 333,333 shares of our common stock for an aggregate purchase price of $1,000,000. The proceeds from issuance of the Series B Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock included a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Series B Preferred Stock and considered a non-cash dividend recorded during the quarter and was included in the determination of net loss applicable to common stock for the year ended December 31, 2005. Commencing eighteen months following the date of the initial issuance of the Series B Preferred Stock, the holders of record of shares of Series B Preferred Stock were entitled to receive dividends at the rate of four percent (4%) of the stated Liquidation Preference Amount per share per annum and increasing to six percent (6%) of the stated Liquidation Preference Amount per share per annum commencing 30 months following the issuance data payable semi-annually at the option of the Company in cash or in shares of Common Stock. The new issuance of $5.0 million of Series B Stock was convertible into an aggregate of 1,666,667 shares of common stock, representing a conversion price of $3.00 per share. The Company incurred $545,000 in placement agent and legal fees in connection with the issuance of the Series B Convertible Preferred Stock and is included as a reduction of additional paid in capital for the year ended December 31, 2005.
In connection with the Series B financing, the Company entered into an exchange letter agreement, pursuant to which the Company converted approximately $1,045,000 in outstanding debt into 425.786 shares of Series A Convertible Preferred Stock, and Series A Warrants to purchase 340,629 shares of common stock. This conversion was completed in accordance with the conversion terms contained within the note. The note provided for the conversion of the note into Series A Preferred stock with a value equal to 110% of the note and accrued interest exchanged. The increased conversion preference of $102,955 was recorded as additional interest expense for the year ended December 31, 2005.
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
On March 30, 2005, the Company entered into an Exchange Agreement with the holders of the Series A Stock pursuant to which the holders of the Series A Stock exchanged each outstanding share of Series A Stock for one share of Series B Convertible Preferred Stock. The Series A Stock was convertible into an aggregate of 5,216,151 shares of common stock, representing a conversion price of $2.70 per share. The Series B Convertible Stock converted into 5,216,151 shares of the Company’s common stock representing a conversion price of $3.00. The increase in the face value from the Series A to Series B Convertible Preferred Stock of $1,564,846 is a deemed dividend to the holders of the Series B Convertible Preferred Stock and has been included in the determination of net loss applicable to common stock for the year ended December 31, 2005.
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
NOTE 11 – RELATED PARTY TRANSACTIONS
The Company’s former Chief Executive Officer leased an aircraft to Hildalgo Trading Company, LLC and previously leased an aircraft to Business Jet. The Company utilized both companies for travel services through December 2005. The Company incurred approximately $120,000 with Hildalgo Trading Company, LLC and Business Jet for aircraft charter services during the year ended December 31, 2005. No such amounts were incurred in 2006.
The Company rented office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis through April 2006, from an entity controlled by its former CEO. During the years ended December 31, 2006 and 2005, respectively, the Company incurred $102,969 and $65,203 of rent expense for these offices. On May 1, 2006, The Company moved into office space not owned by its former CEO.
During 2006, the Company obtained its business liability, event liability, participant accident, automobile and commercial property and casualty insurance from a Company in which Tom W. Deery, the Company’s Chief Executive Officer was previously employed. Mr. Deery resigned as an officer of the insurance company prior to becoming an employee of the Company. Premiums paid for the aforementioned insurance coverage during 2006 totaled $582,792.
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
The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2006 and December 31, 2005 are as follows:
At December 31, 2006, the Company had net operating loss carry forwards of approximately $34.9 million for federal income tax purposes.
Deferred tax assets and liabilities are comprised of the following as of December 31, 2006 and December 31, 2005:

	December 31,
	2006	2005
Deferred income tax assets
Tax effect of impairment of goodwill in excess of amounts amortized for income tax reporting purposes	$3,512,000	$3,175,000
Tax effect of net operating loss carry forward	13,432,000	7,606,000
Tax effect of stock based compensation	1,044,000	—
Deferred income tax liabilities
Tax effect of tax depreciation in excess of book depreciation	(168,000)	(68,000)

	$17,820,000	$10,713,000
Valuation allowance	(17,820,000)	(10,713,000)

Net deferred tax asset	$—	$—

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company’s of effective tax benefit for the year ended December 31, 2006 and December 31, 2005 are as follows:

	December 31,
	2006	2005
Income tax benefit – Federal	$7,755,000	$7,120,000
Income tax benefit – State	1,026,000	942,000
Permanent differences, non-cash interest expense	(3,203,000)

Less valuation allowance	(5,578,000)	(8,062,000)

Income tax provision	$—	$—

At December 31, 2006, the Company had available unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year of Expiration	Amount
2023	$475,000
2024	5,025,000
2025	14,256,000
2026	15,132,000

Total net operating loss carryforwards	34,888,000
NOTE 13 – COMMITMENTS
In addition to its owned racing facilities, the Company leases three racing facilities, the Canandaigua Speedway, the Syracuse Fairgrounds Race Track, and the Orange County Fair Speedway.
The Canandaigua Speedway is leased on an annual basis, $22,000 per year, through November 1, 2011. The track is located at the Ontario County Fairgrounds in Canandaigua, Ontario County, New York.
The Syracuse Fairgrounds Race Track is leased for the Super Dirt Week series of races held annually during October. The track is located in Syracuse, New York. The track is leased on a year-to-year basis for one week per year at a rental rate of $110,000.
The Orange County Fair Speedway is leased on an annual basis at a rate of $115,000 per year. The track is located in Middletown, New York.
Our corporate office was located in Norman, Oklahoma until March 2007. It was leased on a month-to-month basis, $4,664 per month for approximately 3,855 square feet of office space. We have entered into a lease for a new corporate facility in Concord, North Carolina for approximately 9,000 square feet of office and 7,000 square feet of warehouse space. It is leased under a 62 month lease for $9,492 per month for the first year escalating annually to $10,275 in year five.
Total scheduled future minimum lease payments, under these operating leases are as follows:
Payment Due by Period

	Total	2007	2008	2009	2010	Thereafter
Operating leases	$949,105	$213,205	$257,616	$139,931	$142,285	$196,069
Operating lease expense for 2006 and 2005 was $160,100 and $217,170, respectively.
The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at December 31, 2006 was $1.5 million.
NOTE 14 – LITIGATION AND CONTINGENCIES
We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not, in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.
NOTE 15 – SUBSEQUENT EVENTS
During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances. Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of March 27, 2007.
In March 2007, the Company issued to several of its principal shareholders $1.0 in secured promissory notes payable. The notes are due June 30, 2007, bear interest at 8% per year and are secured by the assets of the Company. The proceeds from these notes were used to fund the working capital needs of the Company.
During 2006, we entered into a multi-year sponsorship and marketing agreement under which the Company began delivering services in 2007. As of the date of this filing, the customer has breached its obligations and failed to cure such breaches under the agreement, including the failure to make scheduled payments. The Company will pursue its rights under the agreement, however, no revenue will be recognized under the agreement until such time that payments are received, if ever.