Form 10QSB
period 2007-03-31
DIRT MOTOR SPORTS, INC.
filed 2007-05-15
CIK 793041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
0-18045

Commission File Number
DIRT Motor Sports, Inc. d/b/a World Racing Group

(Exact name of registrant as specified in its charter)

Delaware	90-0284113

(State of incorporation)	(IRS Employer Identification No.)
7575 West Winds Blvd, Suite D, Concord, North Carolina 28027

(Address of principal executive offices)
(704) 795-7223

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
There were 14,565,240 shares of common stock outstanding as of May 14, 2007.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$300,058	$532,230
Accounts receivable — trade	176,306	223,065
Inventory	63,288	110,077
Prepaid expenses and other current assets	280,512	330,943

Total current assets	820,164	1,196,315

Land, buildings and equipment, net	10,656,533	10,447,633
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537	—	—
Prepaid Expenses – long term	125,000	166,667
Other assets, net of amortization of $69,667 in 2007 and $55,331 in 2006	124,839	140,122

Total assets	$11,826,536	$12,050,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$883,513	$474,781
Accrued liabilities	967,169	1,147,749
Deferred revenues	743,638	129,424
Notes payable	1,340,823	713,008

Total current liabilities	3,935,143	2,464,962
Notes payable, net of current portion shown above	4,138,687	4,001,711

Total liabilities	8,073,830	6,466,673

Stockholders’ Equity

Series D Preferred stock, $0.01 par value; 20,000 shares authorized; 17,684 and 17,875 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	53,052,306	53,624,538

Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,565,240 and 14,374,496 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,457	1,438
Additional paid-in capital	13,709,368	12,684,051
Accumulated deficit	(63,010,425)	(60,725,963)

Total stockholders’ equity	3,752,706	5,584,064

Total liabilities and stockholders’ equity	$11,826,536	$12,050,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues
Race sanctioning and event fees	$586,568	$310,048
Admission fees and ticket sales	1,419,716	1,351,552
Sponsorship and advertising revenue	368,245	217,526
Merchandise sales	57,065	94,031
Other revenue	42,484	46,910

Total revenues	2,474,078	2,020,067

Operating expenses
Track and event operations	2,823,889	3,182,325
Sales and marketing	375,864	220,156
Merchandise operations and cost of sales	62,519	190,700
General and administrative	763,275	790,977
Non-cash stock compensation	453,104	646,010
Depreciation and amortization	201,739	190,688

Total operating expenses	4,680,390	5,220,856

Loss from operations	(2,206,312)	(3,200,789)

Other (Expenses) Income
Interest expense, net	(78,150)	(1,665,932)

Total Other Expense	(78,150)	(1,665,932)

Net (Loss)	$(2,284,462)	$(4,866,721)

Net loss applicable to common stock	$(2,284,462)	$(4,886,721)

Net loss applicable to common stock per common share — Basic and diluted	$(0.16)	$(0.42)

Weighted average common shares outstanding — Basic and diluted	14,529,211	11,720,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2006	17,875	$53,624,538	14,374,496	$1,438	$12,684,051	$(60,725,963)	$5,584,064

Value assigned to stock options, non-cash stock compensation expense	—	—	—	—	453,104	—	453,104

Series D conversions to common stock	(191)	(572,232)	190,744	19	572,213	—	—

Net loss	—	—	—	—	—	(2,284,462)	(2,284,462)

Balance, March 31, 2007	17,684	$53,052,306	14,565,240	$1,457	$13,709,368	$(63,010,425)	$3,752,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss)	$(2,284,462)	$(4,866,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,739	190,688
Non-cash interest expense, notes payable	—	1,306,580
Non-cash stock compensation	453,104	646,010
Increase (decrease) in cash for changes in:
Accounts receivable	46,759	144,708
Inventory	46,789	(156,885)
Prepaid expenses and other current assets	50,431	(125,659)
Other non-current assets and long term prepaid expenses	42,614	(12,222)
Accounts payable	408,732	136,643
Accrued liabilities	(180,580)	672,032
Deferred revenue	614,214	553,837

Net cash (used in) operating activities	(600,660)	(1,510,989)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(164,003)	(164,936)

Net cash (used in) investing activities	(164,003)	(164,936)

Cash flows from financing activities:
Cash overdraft	—	(253,232)
Payments on notes payable	(67,509)	(44,061)
Proceeds from issuance of notes payable	600,000	2,275,000

Net cash provided by financing activities	532,491	1,977,707

Net increase (decrease) in cash and cash equivalents	(232,172)	301,782
Cash and cash equivalents, beginning of period	532,230	18,645

Cash and cash equivalents, end of period	$300,058	$320,427

Supplemental schedule of non-cash activities:
Purchase of vehicles and equipment through the issuance of notes	$232,300	$—
Cash payments for interest	$37,054	$359,359
Issuance of warrants with promissory notes	$—	$1,715,113
Non-cash revenues and expenses, barter agreements	$38,400	$67,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
NOTE 1 – DESCRIPTION OF BUSINESS
     References in this document to “the Company,” “Boundless,” “DIRT,” “we,” “us” and “our” mean Dirt Motor Sports, Inc. and its wholly owned subsidiaries. Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, the Company began operating under the d/b/a name DIRT MotorSports and in July 2005, the Company reincorporated in Delaware and changed the Company’s name from “Boundless Motor Sports Racing, Inc.” to “Dirt Motor Sports, Inc.” The Company has begun doing business as World Racing Group, and management expects to seek shareholder approval to change the name of the Company to World Racing Group, Inc. at its 2007 meeting of stockholders.
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
NOTE 2 — GOING CONCERN
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $22.8 million for the year ended December 31, 2006 and a net loss of $2.3 million for the three months ended March 31, 2007. The Company has an accumulated deficit of $63.0 million and negative working capital of $3.1 million as of March 31, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 3 – BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to the seasonal nature of the Company’s business.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $38,400 and $67,000 of total revenues for the three month period ended March 31, 2007 and 2006 respectively.
     During 2006, we entered into a multi-year sponsorship and marketing agreement under which the Company began delivering services in 2007. As of the date of this filing, the customer has breached its obligations and failed to cure such breaches under the agreement, including the failure to make scheduled payments. The Company will pursue its rights under the agreement, however, no revenue will be recognized under the agreement until such time that payments are received, if ever. As of May 14, 2007, the Company has discontinued providing services under this agreement and is pursuing its rights under the agreement.
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

Net Loss Per Share and Warrants Outstanding
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the years ended March 31, 2007 and 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	March 31
	2007	2006
Net (Loss)	$(2,284,462)	$(4,866,721)

Net loss applicable to common stock	$(2,284,462)	$(4,866,721)

Net loss applicable to common stock per common share — Basic and diluted	$(0.16)	$(0.42)

Weighted average common shares outstanding — Basic and diluted	14,529,211	11,720,555

     In addition, as of March 31, 2007, the Company’s Series D Preferred Stock was convertible into 17.7 million shares of common stock and the Company had warrants outstanding to purchase 7.1 million common shares and options to purchase 2.1 million shares of common stock None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
     The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at March 31, 2007. These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

		Weighted	Weighted Average
		Average	Contractual Life
	Shares	Exercise Price	(years)
Promissory note warrants	1,948,510	$4.50	3.6
Series D warrants	2,520,178	$4.50	4.2

Placement agent warrants	1,186,266	$3.07	4.6

UMP acquisition warrants	40,000	$3.65	1.0
Warrants issued in exchange for the surrender of common stock	542,738	$0.001	4.2
Other Warrants	890,059	$3.00	4.2
Stock options	2,094,000	$3.50	3.9

Total warrants and stock options outstanding	9,221,751	$3.68	4.1
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of March 31, 2007 the Company had bank deposits in excess of FDIC insurance of approximately $0.1 million.
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
     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.
     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     The following table provides information relating to outstanding stock options for the year ended December 31, 2006 and the three months ended March 31, 2007:

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
               A summary of the status of stock options and related activity for the three months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Term
Options outstanding at December 31, 2006	2,040,000	$3.54	4.2
Granted	54,000	2.00
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2007	2,094,000	$3.50	3.9

Options exercisable at March 31, 2007	973,333	$3.70	3.3

     Unrecognized compensation expense as of December 31, 2006 related to outstanding stock options and restricted stock grants was $3.7 million. Unrecognized compensation expense as of March 31, 2007 related to outstanding stock options and restricted stock grants was $3.2 million.
NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at March 31, 2007:

	Cost	Depreciable Life
Land	$6,916,338	N/A
Buildings and grandstands	3,436,164	7 - 40 years
Transportation equipment	1,653,825	5 - 7 years

Office furniture and equipment	554,071	3 - 7 years

	12,560,398
Less accumulated depreciation	(1,903,865)

Property and equipment, net	$10,656,533

Depreciation is computed on a straight-line basis. Depreciation expense for the three month periods ended March 31, 2007 and 2006 was $187,403 and $167,041, respectively.
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
NOTE 7 – ACCRUED LIABILITIES
Accrued liabilities at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
Points fund	$146,975	$453,150
Interest	143,541	74,913
Salaries, wages and other compensation and benefits	274,830	195,770
Sales taxes	209,663	158,728
Office closure and relocation	36,305	114,611
Acquisition liabilities	15,000	42,532
Other accrued liabilities	140,855	108,045

Total Accrued Liabilities	$967,169	$1,147,749

NOTE 8 – DEFERRED REVENUE
Deferred revenues at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
Sponsorship prepayments	$394,550	$8,650
Sanction fee advances	88,833	12,958
Season ticket sales, advance ticket sales	142,511	107,816
Membership fees	117,744	—

	$743,638	$129,424

NOTE 9 – NOTES PAYABLE
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
During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances. Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of March 31, 2007.
In March 2007, the Company issued to several of its principal shareholders $0.6 million in secured promissory notes payable. The notes are due June 30, 2007, bear interest at 8% per year and are secured by the assets of the Company. The proceeds from these notes were used to fund the working capital needs of the Company. In April 2007, the Company issued to several of its principal shareholders $0.4 million in secured promissory notes payable. The notes are due June 30, 2007, bear interest at 8% per year and are secured by the assets of the Company. The proceeds from these notes were used to fund the working capital needs of the Company. The Company expects to complete an additional financing in the second quarter of 2007 at which time the holders of these notes issued in 2007 will receive warrants in amounts and exercise prices equivalent to those issued in the subsequent financing. The fair value of the warrants issued will be recorded as an increase in additional paid in capital and will be recorded as a discount to these notes payable and will be recognized as interest expense in the second quarter of 2007.
Notes payable at March 31, 2007 consisted of the following:
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
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. The outstanding principle balance on this note was $1,716,877 as of March 31, 2007. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.
$423,000 note payable to an individual bearing interest at 8% and payable on or before June 15, 2007.
$307,633 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.
$600,000 in secured promissory notes payable issued in March 2007 bearing interest at 8% per year and due June 30, 2007. These promissory notes are secured by the assets of the Company.
     The aggregate amounts of principal payments during each of the years ending December 31, 2007 through 2011 and thereafter are:

Remainder of 2007	$1,280,152
2008	237,964
2009	2,595,014
2010	1,227,476
2011 and thereafter	138,904

$5,479,510

NOTE 10 – STOCKHOLDERS’ EQUITY
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
NOTE 11 – INCOME TAXES
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
NOTE 12 – COMMITMENTS
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
     Our corporate office was located in Norman, Oklahoma until March 2007. It was leased on a month-to-month basis, $4,664 per month for approximately 3,855 square feet of office space. Our new corporate facility in Concord, North Carolina contains approximately 9,000 square feet of office and 7,000 square feet of warehouse space. It is leased under a 62 month lease for $9,492 per month for the first year escalating annually to $10,275 in year five.
     Total scheduled future minimum lease payments, under these operating leases are as follows:

			Payment Due by Period
		Remainder of
	Total	2007	2008	2009	2010	Thereafter

Operating leases	$922,345	$186,444	$257,616	$139,931	$142,285	$196,069
     Operating lease expense for the three months ended March 31, 2007 and 2006 was $24,625 and $54,382, respectively.
     The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at March 31, 2007 was $1.4 million.
NOTE 13 – LITIGATION AND CONTINGENCIES
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
Results of Operations – Impact of Seasonality and Weather on Quarterly Results
     In 2006, we scheduled 79 World of Outlaw Sprint Series races, 40 World of Outlaw Late Model Series Races, 32 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series. In 2007, we scheduled 84 World of Outlaw Sprint Series races, 56 World of Outlaw Late Model Series Races, 27 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series. Most of these events are scheduled in the period from March to November each year. As a result, our business has been, and is expected to remain, highly seasonal.
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
Results of Operations – Comparison of Three Months Ended March 31, 2007 (“2007”) and 2006 (“2006”)
     Revenues – Our total revenues increased from to $2.5 million in 2007 from $2.0 million in 2006.
     Race sanctioning and event fees revenue increased to $0.6 million in 2007 from $0.3 million in 2006. This increase is due an increase in the sanctioned events in 2007 from 2006. In 2007 we completed 8 sanctioned events at non-owned facilities and 3 events at our facilities. In 2006 we completed 5 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities and 2 events. In 2007 and 2006 we completed 5 World of Outlaw Late Model Series Events. We expect sanction fees to reflect the increase in the number of sanctioned events at non-affiliated facilities for the remainder of 2007 as compared to 2006.
     During 2007 we generated $1.42 million in track operations, ticket and concession sales as compared to $1.35 million in 2006. These revenues are generated at events held at our owned or operated racetracks, primarily at Volusia Speedway during February each year. Our racing season at our tracks in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to remain higher for the remainder of 2007 as compared to 2006 for additional events scheduled during the year.
     Our sponsorship and advertising revenues increased from $0.2 in 2006 to $0.4 million 2007. We expect sponsorship and advertising revenues to increase in 2007 for new sponsorship agreements for our sprint series and for our sanctioning bodies. Additionally, we expect sponsorship and advertising revenues to increase for sales of advertising within our television broadcasts which will begin to air in May 2007 and will air through October 2007. Sales of merchandise decreased in 2007 from 2006 as we have entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series races. We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas however the arrangements will result in decreased gross revenues recorded.
     Operating expenses – Our total operating expenses decreased to $4.7 million in 2007 from $5.2 million in 2006. The decreases are due to efforts across all aspects of the company to reduce operating costs while focusing on increasing our sponsorship and advertising revenue.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense decreased to $2.8 million in 2007 from $3.2 million in 2006. These decreases are due to decreases in personnel, contract labor cost and other costs at our events at Volusia Speedway and certain of our racing series and decreases in certain of our prize and purse fund amounts for 2007 as compared to 2006. We expect operating expenses in 2007 to continue at levels below those incurred in 2006.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased to $0.4 million in 2007 from $0.2 million in 2006 for increased professional fees, promotion and advertising.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws touring series event and the cost of goods sold during 2007. Merchandise operations and cost of sales in 2006 included all operating expenses related to the distribution of our merchandise, including mobile store fronts that are present at all of our touring series event and the cost of goods sold. Beginning in 2007, we have entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events. The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales.
     General and administrative – Our general and administrative expenses decreased slightly to $0.8 million in 2007. The decrease from 2006 represents decreases in the number of administrative personnel and decreased legal and professional fees offset in part by costs incurred in connection with the relocation of our corporate office from Oklahoma to North Carolina.
     Non-cash stock Compensation – Non-cash stock compensation of $0.5 million in 2007 and $0.6 million in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006 and the fair value of restricted stock issued to employees.
     Depreciation and amortization – Depreciation and amortization expense increased slightly to 2007 from 2006 due to the addition of equipment and leasehold and track improvements during 2007.
     Interest expense, net – Interest expense decreased to $0.1 million in 2007 from $1.7 million in 2006. 2006 includes the non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and quarter ending March 31, 2006. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006. Interest expense for 2007 will reflect the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to warrants granted in connection with the secured promissory notes issued during late March and April 2007.
Liquidity and Capital Resources
     The Company generated $2.5 million in revenues during the period ended March 31, 2007; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the quarter ended March 31, 2007 has been from the issuance of notes payable.
     During the period ended March 31, 2007, the Company used $0.6 million in operating activities primarily the result of a net loss of $2.3 million, depreciation and amortization of $0.2 million, non-cash stock compensation of $0.5 million and other working capital changes, primarily accounts payable and accrued liabilities.
     During the three months ended March 31, 2007, the Company used $0.2 million in investing activities primarily for track improvements and for leasehold improvements and equipment purchases for our new corporate offices in Concord, North Carolina.
     During the three months ended March 31, 2007, financing activities provided $0.5 million primarily through the issuance of $0.6 million in notes payable offset by repayment of $0.1 million in notes payable.
     The Company incurred a net loss of $2.3 million for the period ended March 31, 2007. The Company has an accumulated deficit of $63.0 million as of March 31, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     During the second quarter ending June 30, 2007, approximately $1.5 million in notes payable and other obligations become due and payable in addition to our normal course trade payables. To satisfy these obligations, and continue as a going concern, the Company must obtain additional capital. Management is currently in negotiations to secure debt financing from certain current shareholders, and to restructure certain current liabilities and preferred stock. No assurances can be given that the Company will be successful in obtaining such debt or other financing, or in connection with its restructuring initiatives. As the future success of the Company is dependent on our ability to fund operations, the Company’s ability to continue as a going concern is at a high degree of risk.

     The following table summarizes our contractual obligations as of March 31, 2007:

	Payment Due by Period
		Remainder of				2011 and
Contractual obligations	Total	2007	2008	2009	2010	thereafter
Operating leases	$922,344	$186,444	$257,616	$139,931	$142,285	$196,069
Employment agreements	1,123,664	549,563	514,101	60,000	—	—
Notes payable and accrued interest	6,166,486	1,517,889	507,322	2,698,843	1,282,546	159,886
     Operating lease expense for the three months ended March 31, 2007 and 2006 was $131,576 and $85,913, respectively.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $38,400 and $67,000 of total revenues for the respective three month periods ended March 31, 2007 and 2006.
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
Net loss Per Share

     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended March 31, 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     As of March 31, 2007 the Company had the following warrants and stock options outstanding:
•	Promissory note warrants to purchase 1,948,510 shares of common stock at an exercise price of $4.50

•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 890,059 shares of common stock at an exercise price of $3.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 300,000 shares at an exercise price of $2.49 per share

•	Employee stock options to purchase 54,000 shares at an exercise price of $2.00 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.65 per share

•	Employee stock options to purchase 600,000 shares at an exercise price of $3.75 per share

•	Director stock options to purchase 375,000 shares at exercise prices ranging from $3.00 to $4.75 per share

•	Other stock options totaling 390,000 shares at exercise prices ranging from $3.00 to $4.50 per share
     In addition, as of March 31, 2007, the Company’s Series D Preferred Stock was convertible into 17.7 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of March 31, 2007 the Company had bank deposits in excess of FDIC insurance of $0.1 million.
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
     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.
     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     Unrecognized compensation expense as of March 31, 2007 related to outstanding stock options was $3.2 million.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at March 31, 2007 was 3.95 years.
A summary of the status of stock options and related activity for the three month period ended March 31, 2007 is presented below:

Options outstanding at December 31, 2005	2,040,000	$3.54
Granted	54,000	2.00
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at March 31, 2007	2,094,000	$3.50
Certain Risks
     The Company’s business is subject to numerous risk factors, including the following:
We need additional capital to continue as a going concern and successfully execute our business strategy.

     Our independent accountants’ opinion on our 2006 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Revenues from operations are still significantly below levels necessary to achieve positive cash flow. From inception to March 31, 2007, our aggregate net loss is approximately $63.0 million. Our cash position is $0.3 million at March 31, 2007, and we expect the net losses and negative cash flow to continue throughout 2007. During the second quarter ending June 30, 2007, approximately $1.5 million in notes payable and other obligations become due and payable in addition to our normal course trade payables. To satisfy these obligations, and continue as a going concern, the Company must obtain additional capital. Management is currently in negotiations to secure debt financing from certain current shareholders. In the event we are unable to obtain debt or other financing, we will be unable to continue as a going concern. Our short-term liquidity could disrupt our event schedule, which would adversely affect our results of operations.
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
     As of March 31, 2007, our executive officers, directors and principal stockholders together beneficially own approximately 20% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
     As of March 31, 2007, we had 14,565,240 shares of common stock outstanding. In addition, as of March 31, 2007, the Company’s Series D Preferred Stock was convertible into 17,684,000 shares of common stock and we had warrants exercisable for 7,127,751 shares of common stock outstanding. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

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
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The following documents are filed as part of this report:
(a) Exhibits

4.1	Form of Series D Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.3	Form of Series D Warrant. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.4	Form of Series B Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.5	Form of Series C Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.6	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, North Sound Legacy Institutional Fund LLC, a Delaware limited liability company, and North Sound Legacy International Fund Ltd, a British Virgin Islands corporation. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.7	Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and Royal Bank of Canada. (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.8	Form of Registration Rights Agreement dated as of May 16, 2006. (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.9	Form of Mutual Release Agreement, dated as of May 19, 2006, by and between Dirt Motor Sports, Inc., a Delaware corporation, and Mr. Paul A. Kruger. (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.10	Form of Lock-Up by between Dirt Motor Sports, Inc., a Delaware corporation and Paul A. Kruger. (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

10.1	Form of Secured Promissory Demand Note (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tom Deery *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian Carter *

32	Section 1350 Certification of Tom Deery and Brian Carter *

*	Filed herewith
(b) Reports on Form 8-K.
     The Company filed a Current Report on Form 8-K, dated April 10, 2007, reporting pursuant to Items 2 of such Form that the Company had issued five senior secured demand promissory notes in the aggregate principal amount of $1.0 million (the “Notes”), payable on June 30, 2007.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRT MOTOR SPORTS, INC. (Registrant)
Date: May 15, 2007	/s/ Tom Deery
Tom Deery, Chief Executive Officer

Date: May 15, 2007	/s/ Brian Carter
Brian Carter, Chief Financial Officer