Form 10QSB
period 2007-06-30
DIRT MOTOR SPORTS, INC.
filed 2007-08-14
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 14,670,240 shares of common stock outstanding as of August 10, 2007.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$552,141	$532,230
Accounts receivable — trade	442,178	223,065
Inventory	104,033	110,077
Prepaid expenses and other current assets	250,991	330,943

Total current assets	1,349,343	1,196,315

Land, buildings and equipment, net	10,576,971	10,447,633
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537	—	—
Prepaid Expenses – long term	83,333	166,667
Other assets, net of amortization of $69,002 in 2007 and $55,331 in 2006	111,998	140,122

Total assets	$12,221,645	$12,050,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,967,442	$474,781
Accrued liabilities	1,886,874	1,147,749
Deferred revenues	1,094,412	129,424
Notes payable	2,104,526	713,008

Total current liabilities	7,053,254	2,464,962
Notes payable, net of current portion shown above	4,204,574	4,001,711

Total liabilities	11,257,828	6,466,673

Stockholders’ Equity

Series D Preferred stock, $0.01 par value; 20,000 shares authorized; 17,684 and 17,875 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	53,313,932	53,624,538

Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,670,240 and 14,374,496 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,467	1,438
Additional paid-in capital	14,599,313	12,684,051
Accumulated deficit	(66,950,895)	(60,725,963)

Total stockholders’ equity	963,817	5,584,064

Total liabilities and stockholders’ equity	$12,221,645	$12,050,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended:		Six Months Ended:
	2007	2006	2007	2006
Revenues
Race sanctioning and event fees	$3,044,722	$1,461,584	$3,631,290	$1,771,632
Admission fees and ticket sales	2,135,883	1,719,162	3,555,599	3,070,714
Sponsorship and advertising revenue	831,685	735,044	1,199,930	952,570
Merchandise sales	127,722	172,172	184,787	266,203
Other revenue	15,292	42,005	57,776	88,913

Total revenues	6,155,304	4,129,967	8,629,382	6,150,032

Operating expenses
Track and event operations	7,447,164	5,672,343	10,271,053	8,854,668
Sales and marketing	502,312	279,033	878,176	499,189
Merchandise operations and cost of sales	74,371	275,782	136,890	466,482
General and administrative	512,128	1,027,320	1,275,403	1,815,147
Non-cash stock compensation	486,768	838,472	969,872	1,484,482
Depreciation and amortization	207,004	201,658	408,743	392,346

Total operating expenses	9,229,747	8,294,608	13,910,137	13,512,314

Loss from operations	(3,074,443)	(4,164,641)	(5,280,755)	(7,362,282)

Other (Expenses) Income
Interest expense, net	(866,027)	(6,262,973)	(944,177)	(7,932,052)

Total Other Expense	(866,027)	(6,262,673)	(944,177)	(7,932,052)

Net (Loss)	$(3,940,470)	$(10,427,614)	$(6,224,932)	$(15,294,334)

Dividends on preferred stock:
Stated dividends, Series D	(261,626)	—	(261,626)	—
Exchange of Series C Preferred Stock	—	(1,250,000)	—	(1,250,000)

Net loss applicable to common stock	$(4,202,096)	$(11,677,614)	$(6,486,558)	$(16,544,334)

Net loss applicable to common stock per common share —
Basic and diluted	$(0.29)	$(0.92)	$(0.45)	$(1.35)

Weighted average common shares outstanding —
Basic and diluted	14,598,042	12,751,853	14,563,816	12,296,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2006	17,875	$53,624,538	14,374,496	$1,438	$12,684,051	$(60,725,963)	$5,584,064

Value assigned to stock options, non-cash stock compensation expense	—	—	—	—	908,821	—	908,821

Restricted stock issued in exchange for professional services	—	—	105,000	10	31,041	—	31,051

Series D conversions to common stock	(191)	(572,232)	190,744	19	572,213	—	—

Value assigned to common stock to be issued in connection with the issuance of notes payable	—	—	—	—	664,813	—	664,813

Dividends, accrued but unpaid	—	261,626	—	—	(261,626)	—	—

Net loss	—	—	—	—	—	(6,224,932)	(6,224,932)

Balance, June 30, 2007	17,684	$53,313,932	14,670,240	$1,467	$14,599,313	$(66,950,895)	$963,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss)	$(6,224,932)	$(15,294,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,743	392,346
Non-cash interest expense, notes payable	664,813	7,930,582
Non-cash stock compensation	939,872	1,484,482
Increase (decrease) in cash for changes in:
Accounts receivable	(219,113)	(320,588)
Inventory	6,044	(98,514)
Prepaid expenses and other current assets	79,952	(202,528)
Other non-current assets and long term prepaid expenses	82,787	35,539
Accounts payable	1,492,661	(663,789)
Accrued liabilities	739,125	1,449,831
Deferred revenue	964,988	870,906

Net cash (used in) operating activities	(1,065,060)	(4,416,067)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(277,110)	(269,108)

Net cash (used in) investing activities	(277,110)	(269,108)

Cash flows from financing activities:
Payments on notes payable	(137,919)	(1,811,567)
Payments of placement agent fees and other issuance costs	—	(1,257,368)
Proceeds from issuance of preferred stock	—	12,000,000
Proceeds from issuance of notes payable	1,500,000	1,943,211

Net cash provided by financing activities	1,362,081	10,874,276

Net increase (decrease) in cash and cash equivalents	19,911	6,189,101
Cash and cash equivalents, beginning of period	532,230	18,645

Cash and cash equivalents, end of period	$552,141	$6,207,746

Supplemental schedule of non-cash activities:
Purchase of vehicles and equipment through the issuance of notes	$232,300	$—
Cash payments for interest	$191,094	$327,854
Non-cash revenues and expenses, barter agreements	$119,138	$134,000
Stated dividends, Series D Preferred Stock, payable in common shares	$261,626	$—
Conversion of Preferred stock: Series A to Series B	$—	$28,279,812
Conversion of notes payable into Series D Preferred Stock	$—	$13,201,777
Issuance of warrants with promissory notes	$—	$1,715,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
NOTE 1 – DESCRIPTION OF BUSINESS
     References in this document to “the Company,” “World Racing Group,” “DIRT,” “we,” “us” and “our” mean Dirt Motor Sports, Inc. and its wholly owned subsidiaries. Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, the Company began operating under the d/b/a name DIRT MotorSports and in July 2005, the Company reincorporated in Delaware and changed the Company’s name from “Boundless Motor Sports Racing, Inc.” to “Dirt Motor Sports, Inc.” The Company has begun doing business as World Racing Group, and management expects to seek shareholder approval to change the name of the Company to World Racing Group, Inc. at its 2007 meeting of stockholders.
     We are a leading marketer and promoter of motorsports entertainment in the United States. We own and operate the two premier national touring series in dirt circle track racing: the World of Outlaws Sprint Series and the World of Outlaws Late Model Series which compete in 140 events per year, a number of which are broadcast on national television. We operate 7 dirt motorsports tracks (4 are owned and 3 facilities are under short term lease agreements) in New York, Pennsylvania and Florida hosting a combined 139 events in 2007. We own and manage a nationally based sanction body: DIRTcar Racing that sanctions nearly 4,000 events at 129 facilities and manages 14 regional touring series.
NOTE 2 – GOING CONCERN
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $22.8 million for the year ended December 31, 2006 and a net loss of $6.2 million for the six months ended June 30, 2007. The Company has an accumulated deficit of $67.0 million and negative working capital of $5.7 million as of June 30, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     The Company is dependent on its ability to obtain additional working capital to continue operations, and ultimately attain profitable operations. To address its working capital needs, and ultimately achieve profitability, management’s plan is to immediately seek additional equity and/or debt capital, and execute its business plan to obtain sponsorship, advertising and other revenue. If the Company is unsuccessful in its plans to: (i) obtain additional debt or equity financing; or (ii) generate sufficient revenues from sponsorship, advertising, and other sources, the Company will have insufficient capital to continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.
NOTE 3 – BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to the seasonal nature of the Company’s business.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $119,000 and $134,000 of total revenues for the six month period ended June 30, 2007 and 2006 respectively.
     During 2006, we entered into a multi-year sponsorship and marketing agreement under which the Company began delivering services in 2007. As of the date of this filing, the customer has breached its obligations and failed to cure such breaches under the agreement, including the failure to make scheduled payments. The Company will pursue its rights under the agreement, however, no revenue will be recognized under the agreement until such time that payments are received, if ever. We have discontinued providing services under this agreement and we are currently pursuing our rights under the agreement.
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
Net Loss Per Share and Warrants Outstanding
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three and six month periods ended June 30, 2007 and 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	Three months ended June 30:		Six months ended June 30:
	2007	2006	2007	2006
Net (Loss)	$(3,940,470)	$(10,427,614)	$(6,224,932)	$(15,294,334)

Dividends on Preferred Stock:
Stated dividends, Series D Preferred	(261,626)	—	(261,626)	—
Exchange of Series C Preferred stock	—	(1,250,000)	—	(1,250,000)

Net loss applicable to common stock	$(4,202,096)	$(11,677,614)	$(6,486,558)	$(16,544,334)

Net loss applicable to common stock per common share —
Basic and diluted	$(0.29)	$(0.92)	$(0.45)	$(1.35)

Weighted average common shares outstanding —
Basic and diluted	14,598,042	12,751,853	14,563,816	12,296,482

     In addition, as of June 30, 2007, the Company’s Series D Preferred Stock was convertible into 17.7 million shares of common stock and the Company had warrants outstanding to purchase 7.1 million common shares and options to purchase 2.2 million shares of common stock None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
     The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at June 30, 2007. These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

		Weighted	Weighted Average
		Average	Contractual Life
	Shares	Exercise Price	(years)
Promissory Note Warrants	1,948,510	$4.50	3.6
Series D warrants	2,520,178	$4.50	4.2

Placement agent warrants	1,186,266	$3.07	4.6

UMP acquisition warrants	40,000	$3.65	1.0
Warrants issued in exchange for the surrender of common stock	542,738	$0.001	4.2
Other Warrants	890,059	$3.00	4.2
Stock options	2,163,000	$3.45	3.6

Total warrants and stock options outstanding	9,290,751	$3.66	3.8
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of June 30, 2007 the Company had bank deposits in excess of FDIC insurance of approximately $0.3 million.
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
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. The Company files tax returns in the United States and various state jurisdictions. The Company’s 2003-2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. The Company may have nexus in more states than it is currently filing tax returns. Thus, upon examination, the company could be required to file additional tax returns. Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax. Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     The following table provides information relating to outstanding stock options for the year ended December 31, 2006 and the six months ended June 30, 2007:

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
          A summary of the status of stock options and related activity for the six months ended June 30, 2007 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining
	Shares	per Share	Contractual Term
Options outstanding at December 31, 2006	2,040,000	$3.54	4.2
Granted	123,000	1.83
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at June 30, 2007	2,163,000	$3.45	3.8

Options exercisable at June 30, 2007	998,333	$3.71	3.3

          Unrecognized compensation expense as of December 31, 2006 related to outstanding stock options and restricted stock grants was $3.7 million. Unrecognized compensation expense as of June 30, 2007 related to outstanding stock options and restricted stock grants was $3.2 million.
NOTE 5 – PROPERTY AND EQUIPMENT
          Property and equipment consisted of the following at June 30, 2007:

	Cost	Depreciable Life
Land	$6,916,338	N/A
Buildings and grandstands	3,444,624	7 - 40 years
Transportation equipment	1,655,227	5 - 7 years
Office furniture and equipment	657,316	3 - 7 years

	12,673,505

Less accumulated depreciation	(2,096,534)

Property and equipment, net	$10,576,971

          Depreciation is computed on a straight-line basis. Depreciation expense for the six months ended June 30, 2007 and 2006 was $380,072 and $345,052, respectively.
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

NOTE 7 – ACCRUED LIABILITIES
          Accrued liabilities at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
Points fund	$974,085	$453,150
Television production and programming	296,000	—
Interest	190,715	74,913
Salaries, wages and other compensation and benefits	138,344	195,770
Sales taxes	117,272	158,728
Office closure and relocation	36,305	114,611
Acquisition liabilities	15,000	42,532
Other accrued liabilities	119,153	108,045

Total Accrued Liabilities	$1,886,874	$1,147,749

NOTE 8 – DEFERRED REVENUE
          Deferred revenues at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
Sponsorship prepayments	$697,938	$8,650
Sanction fee advances	68,353	12,958
Season ticket sales, advance ticket sales	193,710	107,816
Membership fees	134,411	—

	$1,094,412	$129,424

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
          During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances. Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of June 30, 2007.
          Beginning in March 2007, the Company issued to several of its principal shareholders $1.5 million in secured promissory notes payable. The notes, as amended, are due August 31, 2007, payable upon demand, bear interest at 8% per year and are secured by the assets of the Company. The proceeds from these notes were used to fund the working capital needs of the Company. The Company expects to complete an additional debt financing in the third quarter of 2007 at which time the holders of these notes issued in 2007 will receive warrants or shares of common stock in amounts and exercise prices equivalent to those issued in the subsequent financing. An estimate of the fair value of the shares expected to be issued has been recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and was recognized as interest expense in the second quarter of 2007 in the amount of $0.7 million.

          Notes payable at June 30, 2007 consisted of the following:
$2,340,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually each November. The balance is due upon maturity on March 15, 2009. This note is secured by a mortgage on the Lernerville Speedway Facility.
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010. The outstanding principal balance on this note was $1,746,388 as of June 30, 2007. This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.
$423,000 note payable to an individual bearing interest at 8% and is payable on demand as of June 30, 2007. This note remains outstanding.
$299,712 in various vehicle and equipment notes payable, bearing interest at an average rate of 6.25% and due in monthly installments of principal and interest through February 2011.
$1,500,000 in secured promissory notes payable issued in March 2007 through June 30, 2007 bearing interest at 8% per year and due on demand on or after August 31, 2007. These promissory notes are secured by the assets of the Company.
          The aggregate amounts of debt payments (principal and interest) during each of the years ending December 31, 2007 through 2011 and thereafter are:

Remainder of 2007	$2,184,672
2008	510,164
2009	2,700,014
2010	1,487,061
2011 and thereafter	159,748

$7,041,659

NOTE 10 – STOCKHOLDERS’ EQUITY
          Effective September 22, 2005, the Company and Glenn Donnelly (Consultant) entered into a Business Relationship Termination Agreement (the “Termination Agreement”). The Termination Agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,000,000 cash, a note payable in the amount of $500,000, the cancellation of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly, and 500,000 shares currently held by Donnelly to be re-issued. In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing. As of September 30, 2005 the cash payment due to Mr. Donnelly remained unpaid. Subsequent to year end this settlement amount was reduced to $1,290,000. The Company has retroactively reflected the $210,000 reduction in the termination agreement as of September 30, 2005. The entire $1,290,000 settlement was treated as the cost of retiring the 768,999 shares of stock returned by Glenn Donnelly and cancelled. During 2006, the Company amended the Business Relationship Termination Agreement to provide for a cash payment of $1.0 million and the issuance of a note payable of $423,000 which is payable on demand as of June 30, 2007. The cash payment of $1.0 million was made in May 2006. The note for $423,000 remains outstanding at June 30, 2007.
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
          We agreed to file the Registration Statement covering the resale of the shares of common stock to be issued upon conversion of the Series D Stock and the Series D Warrants. In the event the Registration Statement was not (a) filed on or before the fifteenth (15th) day following the filing of the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2006, but in no event later than May 30, 2006, or (b) declared effective on the date that is the earlier of (i) the ninetieth (90th) day following the filing date or the date which is within three (3) business days of the date on which the Commission informs the Company (A) that the Commission will not review the Registration Statement, or (B) that the Company may request the acceleration of the effectiveness of the Registration Statement and the Company makes such request, then, in either event, the Company will be obligated to pay liquidated damages to the holders of the Series D Stock in the amount equal to two percent (2%) for the first calendar month (prorated for shorter periods) and one percent (1%) per calendar month there after (prorated for shorter periods) of the holder’s initial investment in the preferred shares, until such time as the Registration Statement is filed or declared effective, as the case may be; provided, however, that in no event shall liquidated damages payable to any holder resulting from any event that is within the control of the Company exceed ten percent (10%) of the holder’s initial investment. The registration statement was effective in accordance with the requirements of the purchase agreement.
     As of June 30, 2007, the Registration Statement on Form SB-2, which was declared effective on July 11, 2006 has not been updated due to the Company’s capital raising activities and therefore is not currently effective. The shares registered under the Registration Statement are currently transferable under Rule 144 of the Securities Act of 1933. Management plans to re-register the shares under a new registration statement following the completion of our annual meeting we anticipate will be held in the fourth quarter. The Company has in the past received the necessary waivers to avoid the payment of liquidated damages and at this time management does not anticipate nor has any investor indicated any intention to pursue liquidated damages under the May 2006 Registration Rights agreement and no liability has been recorded on the Company’s financial statements related to penalties that might be incurred as a result of the Company’s election not to keep the registration statement effective.
          Beginning on May 16, 2007, shares of the Series D preferred stock are entitled to receive a dividend of four percent of the liquidation preference of the shares. This dividend increases to six percent beginning May 16, 2008. The dividend is payable semi-annually in cash or, if certain requirements are met, we can chose to pay the dividend in shares of our common stock. Dividends on the Series D preferred stock will accrue, whether or not the dividend is declared by our board of directors. So long as shares of our Series D preferred stock are outstanding, we may not pay any dividend on our common stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of Series D preferred stock.
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
          Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
		Remainder of
	Total	2007	2008	2009	2010	Thereafter
Operating leases	$828,869	$92,968	$257,616	$139,931	$142,285	$196,069
          Operating lease expense for the six months ended June 30, 2007 and 2006 was $118,101 and $54,382, respectively.
          The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at June 30, 2007 was $1.4 million.
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
Nature of Business
          We are a leading marketer and promoter of motorsports entertainment in the United States. We own and operate the two premier national touring series in dirt circle track racing: the World of Outlaws Sprint Series and the World of Outlaws Late Model Series which compete in 140 events per year, a number of which are broadcast on national television. We operate 7 dirt motorsports tracks (4 are owned and 3 facilities are under short term lease agreements) in New York, Pennsylvania and Florida hosting a combined 139 events in 2007. We own and manage a nationally based sanction body: DIRTcar Racing that sanctions nearly 4,000 events at 129 facilities and manages 14 regional touring series.
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
     The concentration of racing events in any particular quarter, and the growth in our operations with attendant increases in overhead expenses, reduces operating income in quarters outside of our peak operating months. Our racing schedules from year to year may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.
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
Results of Operations – Comparison of Six Months Ended June 30, 2007 (“2007”) and 2006 (“2006”)
        Revenues – Our total revenues increased to $8.6 million in 2007 from $6.2 million in 2006.
     Race sanctioning and event fees revenue increased to $3.6 million in 2007 from $1.8 million in 2006. This increase is due an increase in the sanctioned events in 2007 from 2006. In 2007 we completed 35 World of Outlaw Sprint Series sanctioned events at non-owned facilities and 6 events at our facilities. In 2006 we completed 28 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities and 4 events at our facilities. In 2007 we completed 30 World of Outlaw Late Model Series Events and 2006 we completed 14. We expect sanction fees to reflect the increase in the number of sanctioned events at non-affiliated facilities for the remainder of 2007 as compared to 2006.
     During 2007 we generated $3.6 million in track operations, ticket and concession sales as compared to $3.1 million in 2006. These revenues are generated at events held at our owned or operated racetracks. The increase is due to the addition of several multi-day events at our owned racetracks during June 2007 and a increase in attendance at our weekly events. Our racing season at our race track in Florida begins in February each year and the season in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to remain higher for the remainder of 2007 as compared to 2006 for additional events scheduled during the year.
     Our sponsorship and advertising revenues increased to $1.2 million in 2007 from $1.0 in 2006. We expect sponsorship and advertising revenues to increase in 2007 for new sponsorship agreements for our sprint series and for our sanctioning bodies. Additionally, we expect sponsorship and advertising revenues to increase for sales of advertising within our television broadcasts which began to air in May 2007 and will air through November 2007. Sales of merchandise decreased in 2007 from 2006 as we have entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series races. We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas, however the arrangements will result in decreased gross revenues recorded.
     Operating expenses – Our total operating expenses increased to $13.9 million in 2007 from $13.5 million in 2006. The increases are due to the increase in the number of events held during the year and our expenditures to produce and air our television broadcasts. These increases have been offset in part to efforts across all aspects of the company to reduce operating costs while focusing on increasing our sponsorship and advertising revenue.
     Track and event operations — Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased to $10.3 million in 2007 from $8.9 million in 2006. This increase is due to increases in television programming and production costs of $1.3 million and increased prizes and awards at our additional events in 2007 as compared to 2006. These increases were offset in part by decreases in personnel, contract labor cost and other costs at our events at Volusia Speedway and certain of our racing series and decreases in certain of prize and purse fund amounts for 2007 as compared to 2006. We expect operating expenses in 2007 to continue at levels above those incurred in 2006 primarily due to the television programming and production costs.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased to $0.9 million in 2007 from $0.5 million in 2006 for increased professional fees, promotion and advertising.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws sprint touring series event and the cost of goods sold during 2007. Merchandise operations and cost of sales in 2006 included all operating expenses related to the distribution of our merchandise, including mobile store fronts that are present at all of our touring series event and the cost of goods sold. Beginning in 2007, we have entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events. The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales.
     General and administrative – Our general and administrative expenses decreased to $1.3 million in 2007 from $1.8 million in 2006. The decrease from 2006 represents decreases in the number of administrative personnel and decreased legal and professional fees offset in part by costs incurred in connection with the relocation of our corporate office from Oklahoma to North Carolina. Additionally, 2006 includes $0.1 million in severance and other employee termination costs not incurred in 2007.
     Non-cash stock Compensation – Non-cash stock compensation of $1.0 million in 2007 and $1.5 million in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006 and the fair value of restricted stock issued to employees.
     Depreciation and amortization – Depreciation and amortization expense increased slightly to 2007 from 2006 due to the addition of equipment and leasehold and track improvements during 2007.
     Interest expense, net – Interest expense decreased to $0.9 million in 2007 from $7.9 million in 2006. 2006 includes the non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and in 2006 through the closing of our Series D financing. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006. Interest expense for 2007 reflects the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to the shares of common stock that are expected to be issued in connection with the secured promissory notes issued during late March through June 30, 2007.
Results of Operations – Comparison of Three Months Ended June 30, 2007 (“2007”) and 2006 (“2006”)
        Revenues – Our total revenues increased from to $6.2 million in 2007 from $4.1 million in 2006.
     Race sanctioning and event fees revenue increased to $3.0 million in 2007 from $1.5 million in 2006. This increase is due an increase in the sanctioned events in 2007 from 2006. In 2007 we completed 27 World of Outlaw Sprint Series sanctioned events at non-owned facilities and 3 events at our facilities. In 2006 we completed 21 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities and 2 events at our facilities. In 2007 we completed 25 World of Outlaw Late Model Events as compared to 10 in 2006. We expect sanction fees to reflect the increase in the number of sanctioned events at non-affiliated facilities for the remainder of 2007 as compared to 2006.
     During 2007 we generated $2.1 million in track operations, ticket and concession sales as compared to $1.7 million in 2006. These revenues are generated at events held at our owned or operated racetracks. The increase is due to the addition of several multi-day events at our owned racetracks during June 2007 and a increase in attendance at our weekly events. Our racing season at our race track in Florida begins in February each year and the season in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region. We expect our track operations, ticket and concession sales to remain higher for the remainder of 2007 as compared to 2006 for additional events scheduled during the year.
     Our sponsorship and advertising revenues increased to $0.8 million in 2007 from $0.7 million in 2006. We expect sponsorship and advertising revenues to increase in 2007 for new sponsorship agreements for our sprint series and for our sanctioning bodies. Additionally, we expect sponsorship and advertising revenues to increase for sales of advertising within our television broadcasts which began to air in May 2007 and will air through November 2007. Sales of merchandise decreased in 2007 from 2006 as we have entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series races. We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas however the arrangements will result in decreased gross revenues recorded.
     Operating expenses – Our total operating expenses increased to $9.2 million in 2007 from $8.3 million in 2006. The increases are due to the increase in the number of events held during the year and our expenditures to produce and air our television broadcasts. These increases have been offset in part to efforts across all aspects of the company to reduce operating costs while focusing on increasing our sponsorship and advertising revenue.
     Track and event operations – Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks. Track and event operations expense increased to $7.4 million in 2007 from $5.7 million in 2006. This increase is due to increases in television programming and production costs of $1.2 million and increased prizes and awards at our additional events in 2007 as compared to 2006. These increases were offset in part by decreases in personnel, contract labor cost and other costs at our events and certain of our racing series and decreases in certain of prize and purse fund amounts for 2007 as compared to 2006. We expect operating expenses in 2007 to continue at levels above those incurred in 2006 primarily due to the television programming and production costs.
     Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments. The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements. Sales and marketing expense increased to $0.5 million in 2007 from $0.3 million in 2006 for increased professional fees, promotion and advertising.
     Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws sprint touring series event and the cost of goods sold during 2007. Merchandise operations and cost of sales in 2006 included all operating expenses related to the distribution of our merchandise, including mobile store fronts that are present at all of our touring series event and the cost of goods sold. Beginning in 2007, we have entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events. The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales.
     General and administrative – Our general and administrative expenses decreased to $0.5 million in 2007 from $1.0 million in 2006. The decrease from 2006 represents decreases in the number of administrative personnel and decreased legal and professional fees offset in part by costs incurred in connection with the relocation of our corporate office from Oklahoma to North Carolina. Additionally, 2006 includes $100,000 in severance and other employee termination costs not incurred in 2007
     Non-cash stock Compensation – Non-cash stock compensation of $0.5 million in 2007 and $0.8 million in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006 and the fair value of restricted stock issued to employees.
     Depreciation and amortization – Depreciation and amortization expense increased slightly to 2007 from 2006 due to the addition of equipment and leasehold and track improvements during 2007.
     Interest expense, net – Interest expense decreased to $0.9 million in 2007 from $6.3 million in 2006. 2006 includes the non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and in 2006 through the closing of our Series D financing. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006. Interest expense for 2007 reflects the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and non cash interest expense of $0.7 million for the amortization of the discounts recorded for the value assigned to common shares to be issued in connection with the secured promissory notes issued during late March through June 30, 2007.
Liquidity and Capital Resources
     The Company generated $8.6 million in revenues during the period ended June 30, 2007; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the quarter ended June 30, 2007 has been from the issuance of notes payable.
     During the period ended June 30, 2007, the Company used $1.1 million in operating activities primarily the result of a net loss of $6.2 million, depreciation and amortization of $0.4 million, non-cash stock compensation of $1.0 million, non-cash interest expense fo $0.7 million and other working capital changes, primarily accounts payable, accrued liabilities and deferred revenue.
     During the six months ended June 30, 2007, the Company used $0.3 million in investing activities primarily for track improvements and for leasehold improvements and equipment purchases for our new corporate offices in Concord, North Carolina.
     During the six months ended June 30, 2007, financing activities provided $1.4 million primarily through the issuance of $1.5 million in notes payable offset by repayment of $0.1 million in notes payable.
     The Company incurred a net loss of $6.2 million for the period ended June 30, 2007. The Company has an accumulated deficit of $67.0 million as of June 30, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company’s ability to continue as a going concern is dependent on its ability to attain additional working capital, and achieve profitable operations.. There can be no assurance that the Company will be able to secure additional working capital, and attain positive cash flows from operations. As the future success of the Company is dependent on our ability to fund operations, the Company’s ability to continue as a going concern is at a high degree of risk.
     During 2007, the Company has raised working capital from existing shareholders through the issuance of short term promissory notes. The Company is currently negotiating permanent financing with existing and new shareholders in the form of Senior Secured Notes which, if completed, will be used to repay certain existing long-term mortgages payable and to provide working capital. If the Company is successful, the permanent financing will provide the Company with the working capital necessary to execute its 2008 operating plan. No assurances can be given that the Company will be successful in the completion the permanent financing.
     As part of the Company’s financing plan, the Company is currently negotiating with the holders of its Series D Preferred Stock (“Series D”) in connection with a proposed exchange of the Series D shares into common stock or common stock equivalents. If such an exchange occurs, we will eliminate in excess of $54 million of liquidation preference and accrued and future preferred dividends. If such exchange is completed, it will result in the issuance of common shares or common share equivalents in an amount significantly higher than the 17.68 million shares that are currently issuable upon conversion of the Series D. Therefore such an exchange will, if completed, result in significant additional dilution to our existing common shareholders. No assurances can be given that the Company will be successful in the completion of the Series D Exchange.
     The following table summarizes our contractual obligations as of June 30, 2007:

	Payment Due by Period
		Remainder of				2011 and
	Total	2007	2008	2009	2010	thereafter
Contractual obligations
Operating leases	$828,869	$92,968	$257,616	$139,931	$142,285	$196,069
Employment agreements	940,476	366,375	514,101	60,000	—	—
Notes payable and accrued interest	7,041,659	2,184,672	510,164	2,700,014	1,487,061	159,748
     Operating lease expense for the six months ended June 30, 2007 and 2006 was $118,101 and $84,895, respectively.
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
     The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event. Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $119,000 and $134,000 of total revenues for the respective six month periods ended June 30, 2007 and 2006.

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
Net loss Per Share
     Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the six months ended June 30, 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
     As of June 30, 2007 the Company had the following warrants and stock options outstanding:
•	Promissory note warrants to purchase 1,948,510 shares of common stock at an exercise price of $4.50

•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 1,186,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 890,059 shares of common stock at an exercise price of $3.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 300,000 shares at an exercise price of $2.49 per share

•	Employee stock options to purchase 75,000 shares at an exercise price of $2.50 per share

•	Employee stock options to purchase 69,000 shares at an exercise price of $1.70 per share

•	Employee stock options to purchase 54,000 shares at an exercise price of $2.00 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.65 per share

•	Employee stock options to purchase 600,000 shares at an exercise price of $3.75 per share

•	Director stock options to purchase 375,000 shares at exercise prices ranging from $3.00 to $4.75 per share

•	Other stock options totaling 390,000 shares at exercise prices ranging from $3.00 to $4.50 per share
     In addition, as of June 30, 2007, the Company’s Series D Preferred Stock was convertible into 17.7 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.
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
Concentration of Credit Risk
     Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts. As of June 30, 2007 the Company had bank deposits in excess of FDIC insurance of $0.3 million.
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
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. The Company files tax returns in the United States and various state jurisdictions. The Company’s 2003-2006 U.S.

federal and state income tax returns remain open to examination by the Internal Revenue Service. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. The Company may have nexus in more states than it is currently filing tax returns. Thus, upon examination, the company could be required to file additional tax returns. Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax. Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     Unrecognized compensation expense as of June 30, 2007 related to outstanding stock options was $3.2 million.
     The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at June 30, 2007 was 3.95 years.
     A summary of the status of stock options and related activity for the six month period ended June 30, 2007 is presented below:

Options outstanding at December 31, 2005	2,040,000	$3.54
Granted	123,000	1.83
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at June 30, 2007	2,163,000	$3.45
Certain Risks
     The Company’s business is subject to numerous risk factors, including the following:
We need additional capital to continue as a going concern and successfully execute our business strategy.
     Revenues from operations are still significantly below levels necessary to achieve positive cash flow. From inception to June 30, 2007, our aggregate net loss is approximately $67.0 million. Our cash position is $0.5 million at June 30, 2007, and has deteriorated, and we expect the net losses and negative cash flow to continue throughout 2007. In the event we are unable to obtain additional financing, our known and likely short term cash requirements will exceed available cash resources. Our short-term liquidity could disrupt our event and production schedule, which would adversely affect our results of operations.
     Our independent accountants’ opinion on our 2006 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to immediately obtain additional debt and/or equity capital, increase our sales from sponsorships and advertising, decrease costs, and possibly induce creditors to forebear or to convert to equity. We can give no assurance that we will be successful in accomplishing these tasks, including obtaining adequate financing on favorable terms, if at all. If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced.
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
     As of June 30, 2007, our executive officers, directors and principal stockholders together beneficially own approximately 20% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
     As of June 30, 2007, we had 14,670,240 shares of common stock outstanding. In addition, as of June 30, 2007, the Company’s Series D Preferred Stock was convertible into 17,684,000 shares of common stock and we had warrants exercisable for 7,127,751 shares of common stock outstanding. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.
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

DIRT MOTOR SPORTS, INC. (Registrant)
Date: August 14, 2007	/s/ Tom Deery
Tom Deery, Chief Executive Officer

Date: August 14, 2007	/s/ Brian Carter
Brian Carter, Chief Financial Officer