Form 10QSB
period 2007-09-30
DIRT MOTOR SPORTS, INC.
filed 2007-11-14
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 16,498,990 shares of common stock outstanding as of November 10, 2007.

Transitional Small Business Disclosure Format (Check one):            Yes ☐          No ☒

Rule 13a-14(a)/15d-14(a) Certification of Tom Deery
Rule 13a-14(a)/15d-14(a) Certification of Brian Carter
Section 1350 Certification of Tom Deery and Brian Carter

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$6,180,476	$532,230
Accounts receivable — trade	930,728	223,065
Inventory	61,391	110,077
Prepaid expenses and other current assets	1,839,267	330,943
Total current assets	9,011,862	1,196,315
Land, buildings and equipment, net	10,398,392	10,447,633
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537	—	—
Prepaid Expenses – long term	41,666	166,667
Other assets, net of amortization of $69,002 in 2007 and $55,331 in 2006	645,727	140,122
Total assets	$20,197,647	$12,050,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,170,250	$474,781
Accrued liabilities	3,085,269	1,147,749
Deferred revenues	532,206	129,424
Notes payable	185,368	713,008
Total current liabilities	4,973,093	2,464,962
Notes payable, long-term, net of discount of $2,795,517 at September 30, 2007	13,357,506	4,001,711
Total liabilities	18,330,599	6,466,673

Stockholders' Equity
Series D Preferred stock, $0.01 par value; 20,000 shares authorized; 17,684 and 17,875 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	53,844,452	53,624,538
Series E Preferred stock, $0.01 par value; 50,000 shares authorized; 3,374 shares issued and outstanding at September 30, 2007	34	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,498,990 and 14,374,496 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,650	1,438
Additional paid-in capital	17,364,500	12,684,051
Accumulated deficit	(69,343,588)	(60,725,963)
Total stockholders' equity	1,867,048	5,584,064
Total liabilities and stockholders' equity	$20,197,647	$12,050,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended:		Nine Months Ended:
	2007	2006	2007	2006
Revenues
Race sanctioning and event fees	$3,764,432	$2,470,954	$7,395,722	$4,242,586
Admission fees and ticket sales	2,259,395	2,601,057	5,814,994	5,671,771
Sponsorship and advertising revenue	1,844,047	694,370	3,043,977	1,646,940
Merchandise sales	237,730	240,632	422,517	506,835
Other revenue	11,810	126,386	69,586	215,299
Total revenues	8,117,414	6,133,399	16,746,796	12,283,431

Operating expenses
Track and event operations	8,589,833	7,592,261	18,860,886	16,446,929
Sales and marketing	405,860	446,737	1,284,036	945,926
Merchandise operations and cost of sales	98,958	257,835	235,848	724,317
General and administrative	473,948	431,731	1,749,351	2,246,878
Non-cash stock compensation	553,924	627,840	1,493,796	2,112,322
Depreciation and amortization	206,932	187,521	615,675	579,867
Total operating expenses	10,329,455	9,543,925	24,239,592	23,056,239

Loss from operations	(2,212,041)	(3,410,526)	(7,492,796)	(10,772,808)

Other (Expenses) Income
Interest expense, net	(180,652)	(47,653)	(1,124,829)	(7,979,706)
Total Other Expense	(180,652)	(47,653)	(1,124,829)	(7,979,706)

Net (Loss)	$(2,392,693)	$(3,458,179)	$(8,617,625)	$(18,752,514)

Dividends on preferred stock:
Stated dividends, Series D	(530,520)	-	(792,146)	-
Issuance costs, Series D Preferred Stock	-	-	-	(1,326,335)
Exchange of Series C Preferred Stock	-	-	-	(1,250,000)

Net loss applicable to common stock	$(2,923,213)	$(3,458,179)	$(9,409,771)	$(21,328,849)

Net loss applicable to common stock per common share — Basic and diluted	$(0.20)	$(0.25)	$(0.64)	$(1.65)
Weighted average common shares outstanding — Basic and diluted	14,729,873	14,042,408	14,619,777	12,890,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2006	17,875	$53,624,538	14,374,496	$1,438	$12,684,051	$(60,725,963)	$5,584,064

Value assigned to stock options, non-cash stock compensation expense	—	—	—	—	1,462,745	—	1,462,745

Restricted stock issued in exchange for professional services	—	—	105,000	10	31,041	—	31,051

Series D conversions to common stock	(191)	(572,232)	190,744	19	572,213	—	—

Placement agent fees paid through the issuance of preferred stock	1,270	13	—	—	761,987	—	762,000

Value assigned to common stock issued in connection with the issuance of notes payable	—	—	1,828,750	183	1,382,380	—	1,382,563

Value assigned to Series E Preferred Stock issued in connection with the issuance of notes payable	2,104	21	—	—	1,262,229	—	1,262,250

Dividends, accrued but unpaid	—	792,146	—	—	(792,146)	—	—

Net loss	—	—	—	—	—	(8,617,625)	(8,617,625)
Balance, September 30, 2007	21,058	$53,844,486	16,498,990	$1,650	$17,364,500	$(69,343,588)	$1,867,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss)	$(8,617,625)	$(18,752,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615,675	579,867
Non-cash interest expense, notes payable	664,813	7,930,582
Non-cash stock compensation	1,493,796	2,112,322
Increase (decrease) in cash for changes in:
Accounts receivable	(707,663)	(68,048)
Inventory	48,686	58,001
Prepaid expenses and other current assets	(1,136,121)	(147,424)
Other non-current assets and long term prepaid expenses	119,186	124,999
Accounts payable	695,469	(481,760)
Accrued liabilities	1,937,520	2,578,116
Deferred revenue	402,782	445,554
Net cash (used in) operating activities	(4,483,482)	(5,620,305)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(291,127)	(322,439)
Net cash (used in) investing activities	(291,127)	(322,439)

Cash flows from financing activities:
Payments on notes payable	(608,628)	(1,863,493)
Payments of placement agent fees and other issuance costs	(968,517)	(1,326,335)
Proceeds from issuance of preferred stock	-	12,000,000
Repayment of cash overdraft	-	(253,232)
Proceeds from issuance of notes payable	12,000,000	1,943,211
Net cash provided by financing activities	10,422,855	10,500,151
Net increase (decrease) in cash and cash equivalents	5,648,246	4,557,407
Cash and cash equivalents, beginning of period	532,230	18,645
Cash and cash equivalents, end of period	$6,180,476	$4,576,052

Supplemental schedule of non-cash activities:
Purchase of vehicles and equipment through the issuance of notes	$232,300	$—
Cash payments for interest	$357,223	$360,869
Non-cash revenues and expenses, barter agreements	$240,234	$165,500
Stated dividends, Series D Preferred Stock, payable in common shares	$792,146	$—
Placement agent fees paid though the issuance of preferred stock	$762,000	$—
Value assigned to common stock issued in connection with the the issuance of notes payable	$1,382,563	$—
Value assigned to Series E Preferred Stock issued in connection with the issuance of notes payable	$1,262,250	$—
Short term notes exchanged for Senior Secured Notes	$2,350,000	$—
Conversion of Preferred stock: Series A to Series B	$—	$28,279,812
Conversion of notes payable into Series D Preferred Stock	$—	$13,201,777
Issuance of warrants with promissory notes	$—	$1,715,113
Issuance of warrants with promissory notes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIRT MOTOR SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $22.8 million for the year ended December 31, 2006 and a net loss of $8.6 million for the nine months ended September 30, 2007.  The Company has an accumulated deficit of $69.3 million as of September 30, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs, and ultimately attain profitable operations.  To ultimately achieve profitability, management’s plan is to (i) increase the number of sanctioned events; (ii) leverage existing owned and leased tracks to generate ancillary revenue streams; (iii) partner with existing promoters to create additional marquis events; and (iv)  continue to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise.   If the Company is unsuccessful in its plan, we will be required to seek additional equity and/or debt capital to continue as a going concern.  Such capital may not be available to the Company on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to the seasonal nature of the Company’s business.

The factors discussed in Footnote 2 above raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $240,000 and $166,000 of total revenues for the nine month period ended September 30, 2007 and 2006 respectively.

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

Net Loss Per Share and Warrants Outstanding

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three and nine month periods ended September 30, 2007 and 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	Three months ended September 30:		Nine months ended September 30:
	2007	2006	2007	2006
Net (Loss)	$(2,392,693)	$(3,458,179)	$(8,617,625)	$(18,752,514)
Dividends on Preferred Stock:
Stated dividends, Series D Preferred	(530,520)	-	(792,146)	-
Issuance costs, Series D Preferred Stock	-	-	-	(1,326,335)
Exchange of Series C Preferred stock	-	-	-	(1,250,000)
Net loss applicable to common stock	$(2,923,213)	$(3,458,179)	$(9,409,771)	$(21,328,849)

Net loss applicable to common stock per common share — Basic and diluted	$(0.20)	$(0.25)	$(0.64)	$(1.65)
Weighted average common shares outstanding — Basic and diluted	14,729,873	14,042,408	14,619,777	12,890,746

In addition, as of September 30, 2007, the Company’s Series D Preferred Stock was convertible into 17.9 million shares of common stock , the Company’s Series E Preferred Stock was convertible into 3.4 million shares of common stock and the Company had warrants outstanding to purchase 6.0 million common shares and options to purchase 2.2 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at September 30, 2007.  These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Promissory note warrants	1,948,510	$4.50	3.6
Series D warrants	2,520,178	$4.50	4.2
Placement agent warrants	581,266	$2.99	3.7
UMP acquisition warrants	40,000	$3.65	1.0
Warrants issued in exchange for the surrender of common stock	542,738	$0.001	4.2
Other warrants	375,059	$3.00	3.9
Stock options	2,163,000	$3.45	3.6

Total warrants and stock options outstanding	8,170,751	$3.74	3.8

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

Purchase Accounting

The Company accounted for its acquisitions of assets in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). SFAS no. 141 requires that all business combinations entered into subsequent to September 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109 (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evalutation of a tax position is a two step process.  The first step is to determine whether it is more-likely-than-not that a tax postion will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position.  The second step is to measure tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The tax position that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria will be de-recognized in the first subsequent reporting period in which the threshold is no longer met.

The adoptions of FIN48 on January 1, 2007 did not have a material effect on the Company’s financial position.

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of September 30, 2007 the Company had bank deposits in excess of FDIC insurance of approximately $6.0 million.

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

In February 2006, the FASB issued Statement No. 155,“Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company files tax returns in the United States and various state jurisdictions.  The Company’s 2003-2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. The Company may have nexus in more states than it is currently filing tax returns.  Thus, upon examination, the company could be required to file additional tax returns.  Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

 In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

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

The following table provides information relating to outstanding stock options for the year ended December 31, 2006 and the nine months ended September 30, 2007:

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

A summary of the status of stock options and related activity for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2006	2,040,000	$3.54	4.2
Granted	123,000	1.83
Exercised	-	-
Forfeited/expired	-	-

Options outstanding at September 30, 2007	2,163,000	$3.45	3.5
Options exercisable at September 30, 2007	998,333	$3.65	3.0

Unrecognized compensation expense as of December 31, 2006 related to outstanding stock options and restricted stock grants was $3.7 million.  Unrecognized compensation expense as of September 30, 2007 related to outstanding stock options and restricted stock grants was $2.6 million.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006	Depreciable Life

Land	$6,916,338	$6,916,338	N/A
Buildings and grandstands	3,444,624	3,288,759	7 - 40 years
Transportation equipment	1,655,227	1,491,179	5 - 7 years
Office furniture and equipment	671,333	467,819	3 - 7 years
	12,687,522	12,164,095
Less accumulated depreciation	(2,289,130)	(1,716,462)
Property and equipment, net	$10,398,392	$10,447,633

Depreciation is computed on a straight-line basis. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $572,668 and $525,800, respectively.  Depreciation expense for the three months ended September 30, 2007 and 2006 was $192,597 and $180,748, respectively.

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

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006

Points fund	$2,026,710	$453,150
Television production and programming	321,312	-
Interest	205,238	74,913
Salaries, wages and other compensation and benefits	208,458	195,770
Sales taxes	120,990	158,728
Office closure and relocation	36,305	114,611
Acquisition liabilities	15,000	42,532
Other accrued liabilities	151,256	108,045

Total accrued liabilities	$3,085,269	$1,147,749

NOTE 8 – DEFERRED REVENUE

Deferred revenues at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006

Sponsorship prepayments	$212,566	$8,650
Sanction fee advances	8,958	12,958
Season ticket sales, advance ticket sales	287,924	107,816
Membership fees	22,758	-

Total deferred revenue	$532,206	$129,424

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

During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances.  Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of September 30, 2007.

Beginning in March 2007, the Company issued to several of its principal shareholders $2.3 million in short-term secured promissory notes payable. The short-term notes bear interest at 8% per year and were secured by the assets of the Company.  The proceeds from these notes were used to fund the working capital needs of the Company.   An estimate of the fair value of the common shares expected to be issued upon the completion of a secured note financing has been recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and was recognized as interest expense in the second quarter of 2007 in the amount of $0.7 million. In September 2007, the Company completed the initial closing of a secured note financing ("Note Financing"). At the closing, we issued $12.0 million principal amount of our senior secured promissory notes (the "Secured Notes") to a limited number of accredited investors pursuant to a Note Purchase Agreement by and among us and the investors (the "Note Purchase Agreement"). The purchase price consisted of $10,150,000 of cash proceeds and cancellation of $1,850,000 principal amount of outstanding short-term notes (the "Short-Term Notes"). We used approximately $470,000 of the proceeds to repay certain unsecured indebtedness, approximately $450,000 to repay the Short-Term Notes, and have allocated up to $2.4 million to repay outstanding amounts due on mortgages on Volusia Speedway Park and/or Lernerville Speedway. Under the terms of the Note Purchase Agreement, we may issue up to an additional $3.0 million principal amount of Secured Notes.

The Secured Notes are due March 15, 2010 and accrue interest at the rate of 12.5% per annum payable quarterly on each of December 15, March 15, June 15 and September 15. Upon issuance, we prepaid $1,167,347 of interest, representing the first three (3) interest payments. Commencing September 15, 2008, interest due under the Secured Notes is payable at our option in cash or additional Secured Notes that will accrue interest at 13.5% per annum. The Secured Notes are secured by substantially all of the assets of the Company and our subsidiaries, including our four race tracks, pursuant to a Security Agreement (the "Security Agreement") and mortgages (the "Mortgages") by and among us, certain of our subsidiaries, and the lenders. The Secured Notes contain various standard and customary covenants, including prohibitions on incurring additional indebtedness, except under certain limited circumstances, or granting a security interest in any of our properties. Our obligations under the Secured Notes are guaranteed by our principal operating subsidiaries pursuant to a Subsidiary Guarantee (the "Guarantee") by and among us, our principal operating subsidiaries, and the lenders.

The Secured Notes were issued together with 275,000 shares of common stock, $.0001 par value per share ("Common Stock"), for each $1.0 million principal amount of Secured Notes purchased. If the foregoing issuance would result in any investor becoming the beneficial owner of more than 4.99% of our Common Stock, such investor was issued shares of our Series E Convertible Preferred Stock, $.01 par value per share, convertible into a like number of shares of Common Stock ("Series E Shares"). We issued an aggregate of 1,828,750 shares of Common Stock and 2,103.75 Series E Shares convertible into an aggregate of 2,103,750 additional shares of Common Stock. Pursuant to prior agreement, at the closing we also issued an aggregate of 632,500 shares of Common Stock to the holders of the Short-Term Notes.   The fair value of the Common Stock and Series E shares was recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and will be recognized as interest expense through the maturity of the Secured Notes.

Notes payable at September 30, 2007 consisted of the following:

•
$2,340,000 notes payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 7% payable annually each November. The balance is due upon maturity on November 7, 2008.  This note is secured by a mortgage on the Lernerville Speedway Facility.

•
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010.  The outstanding principal balance on this note was $1,714,529 as of September 30, 2007.  This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.

•	$283,863 in various vehicle and equipment notes payable, bearing interest at an average rate of 6.25% and due in monthly installments of principal and interest through February 2011.

•
$12,000,000 in Secured Notes issued in September 2007 bearing interest at 12.5% per year and due on March 15, 2010.  These promissory notes are secured by the assets of the Company subject to existing mortgages at the date of issuance.

The aggregate amounts of debt payments (principal and interest) during each of the years ending December 31, 2007 through 2011 and thereafter are:

Remainder of 2007	$42,229
2008	2,529,216
2009	206,738
2010	13,421,380
2011 and thereafter	138,828
$16,338,391
Less, discount on notes payable	2,795,517
Notes payable, net of discount	$13,542,874

NOTE 10 – STOCKHOLDERS’ EQUITY

Effective September 22, 2005, the Company and Glenn Donnelly (Consultant) entered into a Business Relationship Termination Agreement (the “Termination Agreement”).  The Termination Agreement provided for, among other things, the payment by the Company to Mr. Donnelly of $1,000,000 cash, a note payable in the amount of $500,000, the cancellation of 768,999 issued shares of common stock of the Company owned by Mr. Donnelly, and 500,000 shares currently held by Donnelly to be re-issued.  In addition, as part of the Termination Agreement, Mr. Donnelly agreed for a period of two-years not to compete against the Company in the business of dirt track motor sports racing or the promotion and/or sanctioning of dirt track motor sports racing.  As of September 30, 2005 the cash payment due to Mr. Donnelly remained unpaid.  Subsequent to year end this settlement amount was reduced to $1,290,000.  The Company has retroactively reflected the $210,000 reduction in the termination agreement as of September 30, 2005.  The entire $1,290,000 settlement was treated as the cost of retiring the 768,999 shares of stock returned by Glenn Donnelly and cancelled. During 2006, the Company amended the Business Relationship Termination Agreement to provide for a cash payment of $1.0 million and the issuance of a note payable of $423,000 which is payable on demand as of June 30, 2007.  The cash payment of $1.0 million was made in May 2006.  The note for $423,000 was repaid in September 2007.

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

As of September 30, 2007, the Registration Statement on Form SB-2, which was declared effective on July 11, 2006 has not been updated due to the Company’s capital raising activities and therefore is not currently effective.  The shares registered under the Registration Statement are currently transferable under Rule 144 of the Securities Act of 1933.  Management plans to re-register the shares under a new registration statement following the completion of our annual meeting we anticipate will be held in the fourth quarter.  The Company has in the past received the necessary waivers to avoid the payment of liquidated damages and at this time management does not anticipate nor has any investor indicated any intention to pursue liquidated damages under the May 2006 Registration Rights agreement and no liability has been recorded on the Company’s financial statements related to penalties that might be incurred as a result of the Company’s election not to keep the registration statement effective.

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

On September 28, 2007, we amended our Certificate of Incorporation to designate 50,000 shares of our preferred stock, $.01 par value per share, as Series E Shares.   Upon liquidation of the Company, holders of our Series E Shares share ratably with holders of our Common Stock with respect to the assets available for distribution to such holders, are paid dividends when as and if declared on our Common Stock, have no redemption rights, and other than as provided by applicable Delaware law, have no voting rights. Each Series E Share is convertible at the option of the holder thereof into 1,000 shares of Common Stock, subject to adjustment for certain organizational changes including stock splits, stock dividends and recapitalizations. The Series E Shares contain a blocker provision prohibiting conversion if conversion would result in the holder beneficially owning more than 4.99% of our outstanding Common Stock.  As of September 30, 2007 we had 3,374 shares of our Series E Preferred Stock Outstanding.

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

The Syracuse Fairgrounds Race Track is leased for the Super Dirt Week series of races held annually during October.  The track is located in Syracuse, New York.  The track is leased on a year-to-year basis for one week per year at a rental rate of $100,000.

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

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period

		Remainder of
	Total	2007	2008	2009	2010	Thereafter
Operating leases	$784,885	$48,984	$257,616	$139,931	$142,285	$196,069

Rent expense, including track, equipment and office rental, for the nine months ended September 30, 2007 and 2006 was $296,394 and $564,422, respectively.  Rent expense for the three months ended September 30, 2007 and 2006 was $132,577 and $253,841, respectively.

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at September 30, 2007 was $0.8 million.

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

Results of Operations – Comparison of Nine Months Ended September 30, 2007 (“2007”) and 2006 (“2006”)

Revenues– Our total revenues increased to $16.7 million in 2007 from $12.3 million in 2006.

 Race sanctioning and event fees revenue increased to $7.4 million in 2007 from $4.2 million in 2006.  This increase is due to an increase in the number of sanctioned events and fees per event in 2007 compared to 2006.  In 2007 we completed 67 World of Outlaw Sprint Series sanctioned events at non-owned facilities and 8 events at our facilities. In 2006 we completed 59 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities and 6 events at our facilities.   In 2007 we completed 51 World of Outlaw Late Model Series events and in 2006 we completed 32.  We expect sanction fees through the remainder of 2007 to increase relative to 2006 due to the  increase in the number of sanctioned events at non-affiliated facilities.

 During 2007 we generated $5.8 million in track operations, ticket and concession sales as compared to $5.7 million in 2006. These revenues are generated at events held at our owned or operated racetracks. The increase is due to the addition of several multi-day events at our owned racetracks during June 2007 and an increase in attendance at our weekly events, offset in part by a decrease in the number of events that we held at facilities that we leased on a nightly basis for events in 2006 that did not occur in 2007.  Our racing season at our race track in Florida begins in February each year and the season in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region.  We expect our track operations, ticket and concession sales to remain higher for the remainder of 2007 compared to 2006 as a result of an increase in the number of  events scheduled during the remainder of the year.

Our sponsorship and advertising revenues increased to $3.0 million in 2007 from $1.6 in 2006.  The increase is due to sponsorship and advertising revenues for advertising within our television broadcasts which began to air in May 2007 and will air through November 2007. Sales of merchandise decreased to $422,517 in 2007 from $506,835 in 2006.  The decrease is principally due to new arrangements entered into with third parties to outsource our product sales at events other than at our World of Outlaw Sprint Series races.  We expect that our net operating cash generated from these new arrangements to increase due to the substantially lower costs associated with these arrangements;  however these arrangements will result in decreased gross revenues recorded.

Operating expenses– Our total operating expenses increased to $24.2 million in 2007 from $23.1 million in 2006.  The increases are due to the increase in the number of events held during the year as well as increased expenditures incurred to produce and air our television broadcasts.  These increases have been offset in part to efforts across all aspects of the Company to reduce operating costs while focusing on increasing our sponsorship and advertising revenue.

 Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $18.9 million in 2007 from $16.4 million in 2006.  This increase is due to increases in television programming and production costs of $2.6 million and increased prizes and awards at our additional events in 2007 as compared to 2006.  These increases were offset in part by decreases in personnel, contract labor cost and other costs at our events at Volusia Speedway and certain of our racing series and decreases in certain of prize and purse fund amounts for 2007 as compared to 2006.  We expect operating expenses in 2007 to continue at levels above those incurred in 2006 primarily due to the cost of television programming and production.

 Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expense increased to $1.3 million in 2007 from $0.9 million in 2006, principally due to increased professional fees, promotion and advertising expenses.

 Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws sprint touring series events and the cost of goods sold during 2007.  Merchandise operations and cost of sales in 2006 included all operating expenses related to the distribution of our merchandise, including mobile store fronts that are present at all of our touring series events and the cost of goods sold. Beginning in 2007, we entered into arrangements to outsource the sale of branded merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  These arrangements generally include the payment to the Company of a one-time rights fee and a percentage of sales over certain volume thresholds. These fees are recorded as sponsorship and advertising sales.

 General and administrative – Our general and administrative expenses decreased to $1.7 million in 2007 from $2.2 million in 2006. The decrease from 2006 represents decreases in the number of administrative personnel and decreased legal and professional fees offset in part by costs incurred in connection with the relocation of our corporate office from Oklahoma to North Carolina. Additionally, 2006 includes $0.1 million in severance and other employee termination costs not incurred in 2007.

Non-cash stock Compensation – Non-cash stock compensation of $1.5 million in 2007 and $2.1 million in 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006 and the fair value of restricted stock issued to employees.

 Depreciation and amortization  – Depreciation and amortization expense increased slightly to 2007 from 2006 due to the addition of equipment and leasehold and track improvements during 2007.

 Interest expense, net – Interest expense decreased to $1.1 million in 2007 from $8.0 million in 2006.  2006 includes the non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and in 2006 through the closing of our Series D financing. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006.  Interest expense for 2007 reflects the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to the shares of common stock that were issued in connection with the secured promissory notes issued during late March through September 30, 2007.

Results of Operations – Comparison of Three Months Ended September 30, 2007 (“2007”) and 2006 (“2006”)

Revenues– Our total revenues increased to $8.1 million in 2007 from $6.1 million in 2006.

Race sanctioning and event fees revenue increased to $3.8 million in 2007 from $2.5 million in 2006.  This increase is due an increase in the number of sanctioned events in 2007 compared to  2006.  In 2007 we completed 32 World of Outlaw Sprint Series sanctioned events at non-owned facilities and 2 events at our facilities. In 2006 we completed 31 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities and 3 events at our facilities.   In 2007 we completed 21 World of Outlaw Late Model events compared to 17 in 2006.  We expect sanction fees through the remainder of 2007 to increase relative to 2006 due to the increase in the number of sanctioned events at non-affiliated facilities.

 During 2007 we generated $2.3 million in track operations, ticket and concession sales as compared to $2.6 million in 2006. These revenues are generated at events held at our owned or operated racetracks. The decrease is due to the reduction of leased events held in 2007 as compared to 2006, primarily World of Outlaw Late Model Series events.  In 2006 we leased tracks for single World of Outlaw Late Model Series events whereas in 2007 we sanctioned each of those events.  These decreases were offset by increased attendance at our weekly events at our owned tracks, primarily Lernerville Speedway. Our racing season at our race track in Florida begins in February each year and the season in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region.  We expect our track operations, ticket and concession sales to remain higher for the remainder of 2007 compared to 2006 as a result of an increase in the number of  events scheduled during the remainder of the year.

Our sponsorship and advertising revenues increased to $1.8 million in 2007 from $0.7 million in 2006.  The increase is due to sponsorship and advertising revenues for advertising within our television broadcasts which began to air in May 2007 and will air through November 2007. Additionally, sponsorship revenues increased for new sponsorship agreements for our sprint series and for our sanctioning bodies.  Sales of merchandise decreased slightly in 2007 from 2006, due principally to new arrangements entered into with third parties to outsource our product sales at events other than at our World of Outlaw Sprint Series races.  We expect that our net operating cash generated from these new arrangements to increase due to the substantially lower costs associated with these arrangements; however these arrangements will result in decreased gross revenues recorded.

Operating expenses– Our total operating expenses increased to $10.3 million in 2007 from $9.5 million in 2006.  The increases are due to the increase in the number of events held during the year and our cost to produce and air our television broadcasts.  These increases have been offset in part to efforts across all aspects of the Company to reduce operating costs while focusing on increasing our sponsorship and advertising revenue.

 Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $8.6 million in 2007 from $7.6 million in 2006.  This increase is due to increases in television programming and production costs of $1.4 million and increased prizes and awards at our additional events in 2007 as compared to 2006.  These increases were offset in part by decreases in personnel, contract labor cost and other costs at our events and certain of our racing series and decreases in certain of prize and purse fund amounts for 2007 as compared to 2006.  We expect operating expenses in 2007 to continue at levels above those incurred in 2006 primarily due to the cost of television programming and production.

 Sales and marketing – Sales and marketing expenses include expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees, and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expenses were $0.4 million in 2007 and 2006.

 Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws sprint touring series event and the cost of goods sold during 2007.  Merchandise operations and cost of sales in 2006 included all operating expenses related to the distribution of our merchandise, including mobile store fronts that are present at all of our touring series event and the cost of goods sold. Beginning in 2007, we entered into arrangements to outsource the sale of  branded merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  These arrangements generally include the payment to the Company of a one-time rights fee and a percentage of sales over certain volume thresholds. These fees are recorded as sponsorship and advertising sales.

 General and administrative – Our general and administrative expenses increased to $0.5 million in 2007 from $0.4 million in 2006. The increase from 2006 represents increased legal and professional fees offset in part by decreases in the number of administrative personnel.

Non-cash stock Compensation – Non-cash stock compensation of $0.6 million in 2007 and 2006 represents the fair value of warrants and options issued to employees and non-employees now recognized as an expense due to the implementation of SFAS 123R effective January 1, 2006 and the fair value of restricted stock issued to employees.

 Depreciation and amortization – Depreciation and amortization expense increased slightly to 2007 from 2006 due to the addition of equipment and leasehold and track improvements during 2007.

 Interest expense, net – Interest expense increased to $0.2 million in 2007 from $0.05 million in 2006.  Interest expense reflects the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes.   We will begin in incur non cash interest expense related to the amortization of the debt discount recorded for the value assigned to the common stock and Series E Preferred Stock issued in connection with the secured promissory notes issued during late March through June 30, 2007.

Liquidity and Capital Resources

The Company generated $16.7 million in revenues during the nine months ended September 30, 2007; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the quarter ended September 30, 2007 has been from the issuance of notes payable.

During the nine months ended September 30, 2007, the Company used $4.5 million in operating activities primarily the result of a net loss of $8.6 million, depreciation and amortization of $0.6 million, non-cash stock compensation of $1.5 million, non-cash interest expense of $0.7 million and other working capital changes, primarily accounts payable, accrued liabilities and deferred revenue.

During the nine months ended September 30, 2007, the Company used $0.3 million in investing activities primarily for track improvements and for leasehold improvements and equipment purchases for our new corporate offices in Concord, North Carolina.

During the nine months ended September 30, 2007, financing activities provided $10.4 million primarily through the issuance of $12.0 million in notes payable offset by repayment of $0.6 million in notes payable and payments of placement agent fees of $1.0 million.

The Company incurred a net loss of $8.6 million for the period ended September 30, 2007.  The Company has an accumulated deficit of $69.3 million as of September 30, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs, and ultimately attain profitable operations.  To ultimately achieve profitability, management’s plan is to (i) increase the number of sanctioned events; (ii) leverage existing owned and leased tracks to generate ancillary revenue streams; (iii) partner with existing promoters to create additional marquis events; and (iv)  continue to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise.   If the Company is unsuccessful in its plan, we will be required to seek additional equity and/or debt capital to continue as a going concern.  Such capital may not be available to the Company on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

 During 2007, the Company has raised working capital from existing shareholders through the issuance of short term promissory notes and Senior Secured Notes. As part of the Company’s financing plan, the Company is currently negotiating with the holders of its Series D Preferred Stock (“Series D”) in connection with a proposed exchange of the Series D shares into common stock or common stock equivalents. If such an exchange occurs, we will eliminate in excess of $54.0 million of liquidation preference and accrued and future preferred dividends. If such exchange is completed, it will result in the issuance of common shares or common share equivalents in an amount significantly higher than the 17.9 million shares that are currently issuable upon conversion of the Series D. Therefore such an exchange will, if completed, result in significant additional dilution to our existing common shareholders.  No assurances can be given that the Company will be successful in the completion of the Series D Exchange.

 The following table summarizes our contractual obligations as of September 30, 2007:

	Payment Due by Period

		Remainder of				2011 and
Contractual obligations	Total	2007	2008	2009	2010	thereafter
Operating leases	$784,885	$48,984	$257,616	$139,931	$142,285	$196,069
Employment agreements	757,289	183,188	514,101	60,000	-	-
Notes payable and accrued interest	16,992,053	135,069	2,850,170	360,129	13,486,937	130,184

Operating lease expense for the nine months ended September 30, 2007 and 2006 was $168,435 and $131,576, respectively.

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $240,000 and $166,000 of total revenues for the respective nine month periods ended September 30, 2007 and 2006.

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

Net loss Per Share

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the nine months ended September 30, 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

As of September 30, 2007 the Company had the following warrants and stock options outstanding:

•	Promissory note warrants to purchase 1,948,510 shares of common stock at an exercise price of $4.50

•	Series D warrants to purchase 2,520,178 shares of common stock at an exercise price of $4.50

•	Other warrants to purchase 542,738 shares of common stock at an exercise price of $0.001

•	Placement Agent Warrants to purchase 581,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 375,059 shares of common stock at an exercise price of $3.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 300,000 shares at an exercise price of $2.49 per share

•	Employee stock options to purchase 75,000 shares at an exercise price of $2.50 per share

•	Employee stock options to purchase 69,000 shares at an exercise price of $1.70 per share

•	Employee stock options to purchase 54,000 shares at an exercise price of $2.00 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.65 per share

•	Employee stock options to purchase 600,000 shares at an exercise price of $3.75 per share

•	Director stock options to purchase 375,000 shares at exercise prices ranging from $3.00 to $4.75 per share

•	Other stock options totaling 390,000 shares at exercise prices ranging from $3.00 to $4.50 per share

In addition, as of September 30, 2007, the Company’s Series D Preferred Stock was convertible into 17.9 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of September 30, 2007 the Company had bank deposits in excess of FDIC insurance of $6.0 million.

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

In February 2006, the FASB issued Statement No. 155,“Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

 In June 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company files tax returns in the United States and various state jurisdictions.  The Company’s 2003-2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. The Company may have nexus in more states than it is currently filing tax returns.  Thus, upon examination, the company could be required to file additional tax returns.  Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

 In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

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

Unrecognized compensation expense as of September 30, 2007 related to outstanding stock options was $2.6 million.

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at September 30, 2007 was 3.5 years.

A summary of the status of stock options and related activity for the Nine month period ended September 30, 2007 is presented below:

Options outstanding at December 31, 2005	2,040,000	3.54
Granted	123,000	1.83
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at September 30, 2007	2,163,000	3.45

Certain Risks

The Company’s business is subject to numerous risk factors, including the following:

We may need additional capital to continue as a going concern and successfully execute our business plan.

Revenues from operations are still significantly below levels necessary to achieve positive cash flow. From inception to September 30, 2007, our aggregate net loss is approximately $67.0 million. Our cash position is $6.2 million at September 30, 2007, and we expect the net losses and negative cash flow to continue throughout 2007. In the event we are unable to achieve profitable operations,  our known and likely short term cash requirements will exceed available cash resources. As a result, we will need additional equity and/or debt capital to successfully execute our business plan. Our short-term liquidity could disrupt our event and production schedule, which would adversely affect our results of operations.

Our independent accountants' opinion on our 2006 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to immediately obtain additional debt and/or equity capital, increase our sales from sponsorships and advertising, decrease costs, and possibly induce creditors to forebear or to convert to equity.  We can give no assurance that we will be successful in accomplishing these tasks, including obtaining adequate financing on favorable terms, if at all.  If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced.

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

As of September 30, 2007, our executive officers, directors and principal stockholders together beneficially own approximately 25% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

As of September 30, 2007, we had 16,498,990 shares of common stock outstanding.  In addition, as of September 30, 2007, the Company’s Series D Preferred Stock was convertible into 17,948,000 shares of common stock, the Company’s Series E Preferred Stock was convertible into 3,374,000 shares of common stock and we had warrants exercisable for 6,007,751 shares of common stock outstanding.  Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) Exhibits

3.1
Certificate of Designation of Series E Convertible Preferred Stock, dated September 28, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

4.1
Form of Series D Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

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

10.2
Form of Note Purchase Agreement, dated September 28, 2007, by and among the Company and the Lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

10.3
Form of Promissory Note, dated September 28, 2007, made by the Company payable to the Lenders (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

10.4
Form of Security Agreement, dated September 28, 2007, by and among the Company, Carter & Miracle Concessions, LLC, and the Lenders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

10.5
Form of Subsidiary Guaranty, dated September 28, 2007, by and among the Company, Boundless Racing, Inc., Carter & Miracle Concessions, LLC, Volusia Operations, LLC, and the Lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

10.6
Pennsylvania Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

10.7
New York Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

10.8
Florida Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tom Deery *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian Carter *

32	Section 1350 Certification of Tom Deery and Brian Carter *
______________________

*Filed herewith
(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated November 2, 2007, reporting pursuant to Items 1,2,3 and 5 of such Form that the Company had issued $12.0 million of Secured Notes, with detachable shares of unregistered Common Stock or Series E Shares, of which $10,150,000 was paid in cash and the balance paid by cancellation of $1,850,000 principal amount of outstanding Short-Term Notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRT MOTOR SPORTS, INC.
(Registrant)

Date: November 14, 2007	/s/ Tom Deery
Tom Deery, Chief Executive Officer

Date: November 14, 2007	/s/ Brian Carter
Brian Carter, Chief Financial Officer