Form 10KSB
period 2007-12-31
DIRT MOTOR SPORTS, INC.
filed 2008-03-31
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007
0-18045
(Commission file number)

World Racing Group, Inc.
 (Exact name of small business issuer in its charter)

Delaware	90-0284113
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

7575 West Winds Blvd. Suite D, Concord North Carolina 28027
(Address of principle executive offices) (Zip Code)

Issuer’s telephone number, including area code:  (704) 795-7223

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.   ☒Yes  ☐ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

The issuer’s revenues for the year ended December 31, 2007 were $19.6 million.

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of March 28, 2008:
$8.4 million (at a closing price of $0.34 per share.

As of March 31, 2008, 32,148,002 shares of the Company’s, $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (Check One):  ☐Yes  ☒No

WORLD RACING GROUP, INC.
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007

SIGNATURES	32
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F1

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933.  All statements, other than statements of historical fact, included or incorporated by reference in this Form 10-KSB that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on its current contracts and its success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control.  You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made.

PART I

Item 1.	Description of Business

References in this document to “the Company,” “Boundless,” “DIRT,” “WRG,” “we,” “us” and “our” mean World Racing Group, Inc. and its wholly owned subsidiaries.  Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, we began operating under the name DIRT MotorSports and in July 2005, we reincorporated in Delaware and changed our name from “Boundless Motor Sports Racing, Inc.” to “DIRT Motor Sports, Inc.” We changed our name to World Racing Group, Inc. in January 2008.

We are a leading marketer and promoter of motor sports entertainment in the United States.  Our motorsports subsidiaries operate seven dirt motor sports tracks (four are owned and three facilities are under short term lease agreements) in New York, Pennsylvania and Florida.  We own and operate four of the premier sanctioning bodies in dirt motor sports:  the World of Outlaws; DIRTcar Racing formerly known as DIRT MotorSports and United Midwestern Promoters (UMP); and the Mid America Racing Series (MARS).  Through these sanctioning bodies we organize and promote national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series, and we expect to sanction races at nearly 200 tracks across the United States and Canada in 2008.

In 2008, we intend to focus on streamlining our operations, and growing our ticket and merchandising sales, sanctioning, membership and license fees, as well as our sponsorship and advertising revenue, while expanding our position as a premier motor sports entertainment company.

Motor Sports Industry

Motor sports are among the most popular and fastest-growing spectator sports in the United States, with annual attendance at all U.S. motor sports events exceeding 20 million people.  We believe that the impetus for growth in this industry has been the growing popularity of the National Association of Stock Car Auto Racing (NASCAR), due to increased broadcast network television exposure.

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

Of the sanctioning bodies in the United States, NASCAR, the Indy Racing League (IRL), National Hot Rod Association (NHRA), and Grand Am are among the more well known.  The largest auto-racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by NASCAR. Until roughly ten years ago, NASCAR events and viewership were predominately confined to the southeastern part of the United States. Today, NASCAR races are held, and viewers hail from, all over the country and the races are broadcast world-wide.

Motor sport events are generally heavily promoted, with a number of supporting events surrounding each main race event. Examples of supporting events include: secondary races, qualifying time trials, practice sessions, driver autograph sessions, automobile and product expositions, catered parties, and other racing related events designed to maximize the spectator’s overall entertainment experience and enhance value to sponsors.

Dirt-Track Racing

The dirt-track style of racing is considered one of the more affordable, grass roots family entertainment forms of motor sport racing, especially among motor sport enthusiasts.  Many of the dirt oval tracks currently in operation in the United States today have their roots at county or state fairgrounds and dirt track racing has historically been the highlight at these state and county fairs.  Historically, these types of races were promoted locally.  Many of the promoters of dirt-track style racing saw large profits made in this form of racing, and in turn, built their own tracks and began promoting races on a more regional basis.

Today, there are over 800 dirt racing tracks in the United States and in excess of 25,000 drivers who actively race on dirt tracks.  There are numerous sanctioning bodies for this type of racing, and races are generally classified according to car types, including: modified, super modified, sportsman, late models and sprint cars.  Among dirt-track style racing sanction bodies, we believe that World of Outlaws and DIRT Motorsports are the best known.  Currently the sponsorship for dirt track racing consists primarily of local and regional sponsors.

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

Sponsorships

Drawn to the sport by the attractive demographics and strong brand loyalty of the fans, sponsors are very active in all aspects of auto racing.  Multiple entry points exist for these sponsors and we control all but one of the major entry points.  The most prominent position available to corporate sponsors is a "Title Sponsorship" of a series or sanctioning body (i.e. the "Advance Auto Parts World of Outlaws Sprint Car Series") where a sponsor will pay us to control naming rights of an entire series of events.  We also offer "Official Sponsor" positions which are typically category exclusive, but virtually unlimited in terms of the number of categories that could be represented (i.e. Quaker State is the "Official Motor Oil of the World of Outlaws" and America's Best Value Inn is the "Official Hotel of the World of Outlaws").  We also have the ability to sell naming rights in the form of Title and/or Presenting Sponsorships of our premier events (i.e. the "Alltel DIRTcar Nationals Presented by Mopar").

We also control all of our television, radio and Internet based media and either include those rights in our sponsorship packages, or sell those rights on an a la carte basis.  The only entry points not controlled by us are the sponsorships associated with the cars and drivers themselves, as drivers are considered independent contractors and retain their sponsorship revenue.  This arrangement is common in the motor sports industry. During the 2004 racing season, approximately $2.0 billion was spent on corporate sponsorship in the motor sports industry, according to IEG Sponsorship Report, Chicago. We believe that sponsorship revenues will be a significant source of our potential revenues as we execute our business plan.

Television and Electronic Media Distribution Rights

Increased exposure to sanctioned events generally leads to increased revenues from sponsorships and other forms of advertising in addition to the revenues generated from licensing the broadcast and distribution rights for the events.  Thus, we believe that to obtain the greatest exposure for our events and the highest value in sponsorship rights, we must promote our sanctioned events though television and other electronic media distribution.  To this end, we will seek broadcast and media distribution partners.  We expect to model these efforts after NASCAR which saw a 29% increase in television viewership in 2002.  In 2003, the World of Outlaws entered into an agreement with The Outdoor Channel which extended through December 31, 2006.  Under this agreement a minimum of 27 one hour tape delayed World of Outlaws Sprint Series race programs per year were produced at the expense of The Outdoor Channel.  In 2006 and 2005, The Outdoor Channel produced 40 and 41 programs, respectively.  In March 2007, we entered into agreements with ESPN 2 to broadcast eight one hour tape delayed World of Outlaws Sprint Series races and contracted with SPEED Television to 18 programs to broadcast World of Outlaws Sprint Series, World of Outlaw Late Model Series and Advanced Auto Parts Super DIRT Series races. In 2008, we expect to broadcast a minimum of 25 hours of World of Outlaws racing on SPEED Television.

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

Membership Fees

In order for a motor sport racing team to compete in sanctioned races, the teams must first pay membership fees to the sanctioning body and may pay entry fees for each event. These fees typically increase with the popularity of race series and serve to pay for costs associated with running a sanctioning body.   Our membership fees range from $50 to $150 per individual, depending on several variables, including our ability to successfully promote the races we sanction.

Event Ticket Sales

Track owners and promoters make a large portion of their revenues from event ticket sales.  The prices charged range from $10 to $100 depending on several variables, including: size of race, race venue, popularity of the drivers, teams and overall racing series.  We will only receive revenues from event ticket sales at tracks we own or lease.

Current Activities

Management is currently considering several opportunities to increase revenue, including acquiring additional tracks and sanctioning bodies to increase our market share of dirt track racing events, the intent of which is to improve our economies of scope and position among competitors.  These potential acquisitions range from small, single-track asset purchases to large scale event sanctioning bodies that fit our business model.  Some of these acquisitions will require us to raise additional equity or debt financing, and no assurances can be given that we will be successful in this regard.

DIRTcar Racing, North East, formerly known as DIRT Motorsports New York

DIRT Motorsports New York was founded in the mid 1970’s, and as DIRTcar Racing, North East, is the country’s largest dirt-racing sanctioning body for Big Block Modified, 358 Modified, and Sportsman classes.  The sanctioning body’s premier race, the Rite Aid 200 held at the New York State Fairgrounds in Syracuse, New York, celebrated its 36th anniversary in October 2007, and drew approximately 50,000 fans.  Each year, DIRTcar sanctioned races are held at approximately 25 DIRTcar affiliated tracks situated throughout the Northeastern U.S. and Canada.

We believe that we are  the only dirt-track style race sanctioning body which has an in-house television production department.  This department produces, syndicates and distributes live and taped productions of the DIRTcar Racing Series and the World of Outlaw Series. This racing series is presently seen on The SPEED Channel and DIRTVision.com™.  DIRTcar races are also carried on cyber series coverage with live audio and video on the World Wide Web during every Advanced Auto Parts Super DIRTcar Series race.

World of Outlaws, Inc.

World of Outlaws is an internationally recognized sanctioning body for dirt-track style racing and has been the leading name in sprint car racing since 1978.  The early days of sprint car racing saw drivers crisscrossing the country in search of the highest paying races they could find. At that time there were no rules governing when, where, or how they raced. Thus they were dubbed the “Outlaws.” Today, World of Outlaws sanctioned races give fans some of the most exciting wheel-to-wheel racing on dirt in the world.

Sprint car racing is a uniquely American form of motor sport, spawned during the early 20th century at fairground horse tracks, where it is still popular today. It was once considered a stepping-stone to the Indianapolis 500 before the arrival of rear-engine Indy cars in the early 1960’s; and sprint car racing has maintained its place in the American culture.

Competition

There are more than 280 race sanctioning bodies and special events promoters listed in the National Speedway Directory and motorsports are the fastest growing major spectator sport in the United States.  We face competition on three levels: (1) other dirt track sanctioning bodies; (2) pavement race sanctioning bodies; and (3) on a more generic scale, other entertainment venues.

The World of Outlaws Sprint Series is the only national sprint car touring series.  There are other regional and local races; however, we create our sprint series schedule taking into account competing venues.

The World of Outlaws Late Model Series is one of two national late model touring series.  The Late Model Series also faces competition from smaller regional and local races.

The DIRTcar Modified Series is the largest regional touring series of big block modifieds.  Though primarily held in the Northeastern states, the DIRT Modified Series has a national presence due to broadcast coverage on The SPEED Channel.  There are no national big block modified touring series.

Our dirt track style racing series also face competition from pavement racing series including NASCAR, IRL and United States Auto Club (USAC) .  Dirt track racing is often a training ground for pavement drivers.  Jeff Gordon, Tony Stewart, Kasey Kahne, Ken Schrader, Kenny Wallace, Dave Blaney, Ryan Newman and Carl Edwards are among those current NASCAR drivers who began their racing careers on dirt tracks.  While there is cross-over between audiences, many fans appreciate the level of action on a dirt track that is not always evident with pavement venues.

Finally, on a third level, our racing series face competition from other entertainment venues during the racing season.  The deciding factors among competing venues often include ticket prices, specific driver/team appearances at an event, location and weather conditions.

We believe that we have established strong recognizable brands within the dirt track industry.  In order to continue to build these brands we will not only focus efforts on sponsorship and broadcast opportunities, but target future fans in order to successfully compete with other motor sports and entertainment venues.

Employees

As of December 31, 2007, we had 56 full-time employees working at our various locations and 47 part-time employees.  None of the employees belong to a labor union.  We believe relations with our employees are satisfactory.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-KSB, in evaluating our business. The risks and uncertainties described below are those that we currently believe may materially affect our business and results of operations. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our business and results of operations.

Keep these risks in mind when you read “forward-looking” statements elsewhere in this Form 10-KSB. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see “Disclosure Regarding Forward-Looking Statements” above in this Item 1.

We need additional capital to continue as a going concern and successfully execute our business strategy.

Revenues from operations are still significantly below levels necessary to achieve positive cash flow. From inception to December 31, 2007, our aggregate net loss is approximately $73.4 million and we have a deficit net worth of $1.5 million. Our cash position is $1.7 million at December 31, 2007, and is decreasing.  We expect the net losses and negative cash flow to continue into 2008.  As a result, we may need to raise additional equity or debt financing prior to the end of the quarter ending June 30, 2008. In the event we are unable to obtain additional financing, our known and likely short term cash requirements will exceed available cash resources. Our short-term liquidity could disrupt our event schedule, which would adversely affect our results of operations.

Our independent accountants' opinion on our 2007 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to increase our sales from sponsorships and advertising, decrease costs, raise additional equity financing, and/or raise new debt financing, and possibly induce creditors to forebear or to convert to equity.  We can give no assurance that we will be successful in accomplishing these tasks, including obtaining adequate financing on favorable terms, if at all.  If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced.

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

Our business model depends on our ability to attract and maintain sponsorships and advertisers for our racing series and racing events.  A sponsor’s and advertiser’s willingness to enter into and continue their relationship with us is subject to many risks beyond our control, including: (1) competition for advertising and promotional dollars; (2) general market and industry conditions that may affect our sponsors; and (3) the introduction and success of competition for new racing events and racing series.

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

Impairment of goodwill

Our failure to meet projected revenue and earnings has resulted in the impairment of goodwill incurred in connection with various acquisitions of existing operations.  As of December 31, 2007, we had allocated $10.3 million to goodwill in connection with the acquisition of the World of Outlaws, DIRT, UMP, LSI and MARS.  Goodwill was impaired by $2,954,978 (all related to World of Outlaws purchase) at September 30, 2004 resulting in a charge against current earnings at September 30, 2004. As of September 30, 2005 the UMP series Goodwill was impaired by $2,218,171 and World of Outlaws Goodwill was impaired by an additional $2,027,248.  DIRT was impaired by $1,611,700 all resulting in a charge against current earnings at September 30, 2005.  An additional goodwill impairment of $1,508,440 was recognized in the fourth quarter of 2006 for the remaining goodwill recorded in connection with each of our acquisitions.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of March 31, 2008, our executive officers, directors and principal stockholders together beneficially own approximately 24% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

Our success depends on a number of factors, many of which are beyond our control. These factors include: (1) the attendance at our racing events; (2) capital expenditures and other costs relating to the expansion of operations; (3) changes in our pricing policies and those of our competitors; (4) the number of racing events scheduled during the quarter; (5) weather that may affect attendance or cause us to cancel or postpone our racing events; (6) changes in operating expenses; (7) changes in strategy; (8) personnel changes; (9) the introduction of competitive racing events; (10) the timing and effect of potential acquisitions; and (11) other general economic factors.

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

We may acquire companies or enter into joint ventures. If we are unable to integrate these acquisitions with our existing operations, we may not receive the intended benefits of the acquisitions.  Also, acquisitions may subject us to unanticipated liabilities or risks. Any acquisition or joint venture may temporarily disrupt our operations and divert management's attention from day-to-day operations.  If we make future acquisitions, we may incur debt or issue equity securities to finance the acquisitions.  The issuance of equity securities for any acquisition could cause our shareholders to suffer significant dilution.  Also, our profitability may suffer due to acquisition related expenses, additional interest expense or amortization costs for acquired goodwill and other intangible assets and operating losses generated by the acquired entity or joint venture.  Acquisitions and joint ventures that do not successfully complement our existing operations may harm our business.

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

Our common stock is currently traded on the OTC Bulletin Board under the symbol WRGI.OB. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. This volatility often has been unrelated to the operating performance of the Company.  These broad market fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this prospectus. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

 Our stock price may decline if additional shares are sold in the market.

As of March 31, 2008, we had approximately 32.1 million shares of common stock outstanding.  In addition, as of March 31, 2008, our Series E Preferred Stock was convertible into 44.5 million additional shares of common stock, and we had outstanding warrants exercisable for an additional 1.0 million shares of common stock, and outstanding options convertible into an additional $0.5 million shares of common stock.  Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

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

No Dividends.

We have not paid any dividends on our common stock to date, and have no plans to pay any dividends on our common stock for the foreseeable future.  Further, so long as our senior secured notes due March 10, 2010 (Senior Notes) are outstanding, we may not pay any dividend on our common stock unless we have first paid all amounts due under such Senior Notes.

We can give no assurance that we will ever pay any dividends in respect to our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us.  Accordingly, the annual assessment of our internal controls requirement will first apply to this Annual Report and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our Annual Report for our fiscal year ending December 31, 2008, unless otherwise extended by the SEC.  The SEC has proposed to extend the initial compliance date to December 15, 2009.  Compliance with these rules has required us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 2.	Description of Property

The following table sets forth current information relating to each of our track facilities:

Track Name	Location	Approximate number of grandstand seats	Approximate acreage	Track length
Cayuga County Fairgrounds	Weedsport, New York	3,000	80	3/8 mile
Rolling Wheels Raceway	Elbridge, New York	5,500	90	5/8 mile
Lernerville Speedway	Sarver, Pennsylvania	8,000	112	1/2 mile
Volusia County Speedway	Barberville, Florida	6,500	90	1/2 mile

In October 2007, we granted mortgages totaling $6.0 million  for Lernerville Speedway and Volusia County Speedway.  We also granted a mortgage in the amount of $3.1 million for Cayuga County Fairgrounds and Rolling Wheels Raceway, collectively.  The foregoing mortgages were granted to secure the repayment of our outstanding Senior Notes in the aggregate principal amount of $12,000,000.

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

The approximately 80 acres include a horse stable, an adjoining show ring, a cattle barn, a six-bay maintenance garage, six concessions buildings, a guest bathroom/shower facility, a driver bathroom/shower facility, a pit shack, an officials’ tower with four VIP suites, a ticket office, a 3,500 square foot warehouse, a 400 square foot first aid station, and a parking area and camping area. In addition, the property includes a multi-use facility housing a video production studio, a conference room and fair offices and a 2,500 square foot main office building.

Rolling Wheels Race Track

The Rolling Wheels Race Track property in Elbridge, New York includes a 5/8 mile dirt track with grandstand seating capacity for 5,500 and an observation deck with capacity for 400.  The facility includes eight luxury skyboxes, a VIP pavilion, an officials’ tower, three concessions buildings, an infield building, modern restroom facilities, and an office/ticket booth. The track and associated property covers approximately 90 acres with room for parking and a drive-in camping area overlooking the speedway.

Lernerville Speedway

The Lernerville Speedway property in Sarver, Pennsylvania includes a 1/2 mile dirt track with grandstand seating capacity for 8,000 and a VIP skybox with capacity for 50.  The facility includes an official’s tower, three concessions buildings, an infield building, two restroom facilities and four ticket booths.   The associated property covers approximately 112 acres with room for parking and includes two single-family dwellings, at 1,440 and 1,960 sq. foot, respectively.  One of these is currently leased on a month-to-month basis and the other is used for staff housing for events promoted by the Company.  Additionally, the property includes a 7,600 square foot storage building and a 5,800 square foot warehouse with approximately 20% of this used as office space.

Volusia County Speedway

The Volusia County Speedway property in Barberville, Florida includes a 1/2 mile dirt track with grandstand seating capacity for 6,500 and a VIP skybox with capacity for 30.  The facility includes an official’s tower, three concessions, an infield building, restroom facilities and four ticket booths.  The associated property covers approximately 90 acres with room for parking and a camping area.  Additionally, the property includes a dirt track for go-cart racing.  In addition, the property includes a 1,000 square foot garage.

Corporate Office

Our corporate office is located in Concord, North Carolina, and includes approximately 9,000 square feet of office and 7,000 square feet of warehouse space.  Lease payments are $9,492 per month through March 31, 2008, escalating to $9,682 on April 1, 2008, $9,876 on April 1, 2009, $10,073 on April 1, 2010 and $10,275 beginning April 1, 2011 through lease termination, in May 2012.   The management of all merchandising activities, video production management, accounting and corporate management are conducted from the corporate offices.  Additionally, all operations management, including race and technical operations, marketing and media/public relations activities are conducted from the Concord, North Carolina facility.

UMP DIRTcar Office

The UMP office located in Evansville, Indiana is leased on a one-year term, $500 per month for approximately 480 square feet of office space.  All regional UMP DIRTcar operations management activities are conducted from this facility.

Leased Racing Facilities

In addition to its owned racing facilities, we lease three racing facilities, the Canandaigua Speedway, the Syracuse Fairgrounds Race Track, and the Orange County Fair Speedway.

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

We believe that our properties are adequate to support our current operations and that adequate additional properties or office space is available to support projected growth in our operations over the next 12 months.

Item 3.	Legal Proceedings

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against us and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania,  in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between us and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  We answered RTA’s complaint denying all claims, and intend to vigorously defend the allegations set forth in the complaint.  The Court has conducted an initial scheduling conference.  The case is presently in its initial stages, and paper discovery has only recently begun.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 22, 2008, we held our annual meeting of stockholders.  At this meeting, the following matters were voted upon and approved by our stockholders:

•	each of Messrs. Carter, Hussey, Agajanian, and Rumsey, the nominees for the Board of Directors, was elected by a vote of 21,431,875 FOR and 572,704 WITHHELD;

•
the proposal to ratify the appointment of Murrell, Hall, McIntosh & Co., PLLP  as our independent auditors for the fiscal year ended December 31, 2007 was approved by a vote of 22,004,570 FOR and 10 AGAINST, and 40 shares ABSTAINED;

•
the amendment to our Certificate of Incorporation to authorize the Board of Directors, in its sole and absolute discretion without further action of the stockholders, to implement a reverse stock split of the our common stock at a ratio of not less than 1-for-3 and not greater than 1-for-10 at any time prior to December 31, 2009, was approved by a vote of 16,087,553 FOR and 3,237,226 AGAINST, and 2,679,481 shares ABSTAINED; and

•
the amendment to our Certificate of Incorporation to change our name from “DIRT Motor Sports, Inc.” to “World Racing Group, Inc.” was approved by a vote of 21,998,523  FOR and 5,606 AGAINST, and 130 shares ABSTAINED.

PART II

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters and Small Business Purchases of Equity Securities

Our common stock is quoted in the Over the Counter Bulletin Board (OTCBB) under the symbol WRGI.OB.  The range of high and low bid quotations for our common stock for each quarter within our last two fiscal years and most recent quarter, as reported by the OTCBB, was as follows:

	Quarterly Common Stock Price Ranges
	2007		2006
Quarter	High	Low	High	Low
1st	$2.57	$1.62	$5.90	$3.30
2nd	2.05	0.86	4.20	3.00
3rd	1.25	0.40	3.78	2.35
4th	0.85	0.30	3.07	2.10

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  As of March 31, 2008, there were 32.1 million shares of our common stock outstanding held by approximately 452 stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Further, so long as our Senior Notes remain outstanding, we may not pay any dividend on our common stock unless we have first paid all amounts due under the terms of the Senior Notes.

Item 6.	Management’s Discussion and Analysis

Forward Looking Statements

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F2 of this Annual Report. This Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act.  All statements, other than statements of historical fact, included in this Form 10-KSB that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued byus, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control.  You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

We were a development stage company until February 4, 2004. Thus, no ongoing operations were conducted and no revenues were generated during the period ended September 30, 2003. Operating expenses incurred were general and administrative expenses associated with maintaining the Company while the aforementioned acquisitions were pursued.

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

Results of Operations – Comparison of the year ended December 31, 2007 and 2006

Our total revenues increased to $19.6 million in 2007 from $15.1 million in 2006.  Race sanctioning and event fees revenue increased to $8.2 million in 2007 from $4.7 million in 2006.  This increase is due to an increase in the number of sanctioned events and fees per event in 2007 compared to 2006.  In 2007 we completed 76 World of Outlaw Sprint Series sanctioned events at non-owned facilities and five events at our facilities. In 2006 we completed 66 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities and five events at our facilities.   In 2007 we completed 56 World of Outlaw Late Model Series events and in 2006 we completed 34.

During 2007 we generated $7.3 million in track operations, ticket and concession sales as compared to $6.9 million in 2006. These revenues are generated at events held at our owned or operated racetracks. The increase is due to the addition of several multi-day events at our owned racetracks during June 2007 and an increase in attendance at our weekly events, offset in part by a decrease in the number of nightly events that we held at leased facilities in 2007.  Our racing season at our Florida race track begins in February of each year and the season in New York and Pennsylvania begins in late March or early April of each year and ends in late September or early October but is dependent upon the weather in each region.  We expect our track operations, ticket and concession sales to increase in 2008 compared to 2007 as a result of an increase in the number of events scheduled.

Our sponsorship and advertising revenues increased to $3.5 million in 2007 from $2.5 million in 2006.  This increase is due to sponsorship and advertising revenues for advertising within our television broadcasts which began to air in May 2007 and aired through November 2007. Sales of merchandise decreased to $505,218 in 2007 from $754,592 in 2006 due to new third party arrangements to outsource our product sales at events other than at our World of Outlaw Sprint Series races.  We expect that our net operating cash generated from these new arrangements will increase due to the substantially lower costs associated with these arrangements; however these arrangements will result in decreased gross revenues recorded.

Operating Expenses.

Our total operating expenses increased slightly to $30.4 million in 2007 from $30.0 million in 2006.  The increase is due to the increase in the number of events held during the year as well as increased expenditures incurred to produce and air our television broadcasts.  We have offset this increase in part by reducing other operating expenses.

Track and Event Operations.  Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $22.8 million in 2007 from $19.3 million in 2006.  This increase is due to increases in television programming and production costs of $3.3 million and increased prizes and awards at additional events held in 2007 that were not held in 2006.  These increases were offset in part by (i) decreases in personnel, contract labor cost and other costs at our events at Volusia Speedway and certain of our racing series, and (ii) decreases in certain prize and purse fund amounts for 2007 as compared to 2006.

Sales and Marketing.  Sales and marketing expenses principally include personnel costs, and  expenses incurred by our sales, marketing and public relations departments.  These expenses include costs incurred in connection with corporate and event sponsors, professional fees, printing costs for our advertising publications and fulfillment of our sponsorship agreements.  Sales and marketing expenses decreased to $1.7 million in 2007 from $1.9 million in 2006, principally due to increased professional fees, promotion and advertising expenses incurred in the fourth quarter of 2006 to launch advertising and promotional campaigns for 2007.

Merchandise Operations and Cost of Sales.  Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws sprint touring series events and the cost of goods sold during 2007.  Merchandise operations and cost of sales in 2006 included all operating expenses related to the distribution of our merchandise, including mobile store fronts that are present at all of our touring series events and the cost of goods sold. Beginning in 2007, we entered into arrangements to outsource the sale of branded merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  These arrangements generally include the payment to us of a one-time rights fee and a percentage of sales over certain volume thresholds. These fees are recorded as sponsorship and advertising sales.

General and Administrative.  Our general and administrative expenses decreased to $2.7 million in 2007 from $3.0 million in 2006 as a result of decreases in the number of administrative personnel and decreased legal and professional fees.  These amounts were offset in part by costs incurred in connection with the relocation of our corporate office from Oklahoma to North Carolina.

Non-Cash Stock Compensation.  We incurred non-cash stock compensation expenses of $2.2 million in 2007 and $2.7 million in 2006.  These expenses  represent the fair value of warrants and options issued to employees and non-employees in accordance with SFAS 123R and the fair value of restricted stock issued to employees.

Depreciation and Amortization.  Depreciation and amortization expense increased slightly to approximately $820,000 in 2007 from approximately $774,000 in 2006 due to the addition of equipment and leasehold and track improvements during 2007.

Net Interest Expense.  Interest expense decreased to $2.0 million in 2007 from $8.0 million in 2006.  Interest expense for 2006 includes the non-cash amortization of the discounts recorded for the value assigned to warrants granted in connection with the promissory notes issued during the fourth quarter of 2005 and in 2006 through the closing of our Series D financing. At the time of the note conversions in May 2006, any unamortized note discount was recorded as an increase in interest expense during 2006.  Interest expense for 2007 reflects the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to the shares of common stock that were issued in connection with the Senior Notes issued during late March through September 30, 2007.

Liquidity and Capital Resources

We generated $19.6 million in revenues during the year ended December 31, 2007; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the year ended December 31, 2007 has been from the issuance of notes payable.

During the year ended December 31, 2007, we used $8.9 million in operating activities.  The use of cash was primarily the result of a net loss of $12.7 million, which was offset by depreciation and amortization of $0.8 million, non-cash stock compensation of $2.2 million, non-cash interest expense of $0.9 million and other working capital changes, primarily accounts payable, accrued liabilities and deferred revenue.

 During the year ended December 31, 2007, we used $0.4 million in investing activities primarily for track improvements and for leasehold improvements and equipment purchases for our new corporate offices in Concord, North Carolina.

During the year ended December 31, 2007, financing activities provided $10.4 million primarily through the issuance of $12.0 million in Senior Notes payable offset by repayment of $0.7 million in notes payable and payments of $1.0 million in placement agent fees.

We incurred a net loss of $12.7 million for the year ended December 31, 2007.  We had an accumulated deficit of $73.4 million and had a deficit net worth of $1.5 million as of December 31, 2007, which raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Between March 23, 2007 and April 3, 2007, we issued five senior secured demand promissory notes in the aggregate principal amount of $1.0 million, payable on June 30, 2007 (Maturity Date). Interest accrued on the notes at 8% per annum, until the Maturity Date, and 12% thereafter.  Our obligations under the notes were secured by all of our assets.  The outstanding principal amounts and accrued interest on the notes were paid in full from the proceeds of the Note Financing described below.

On September 28, 2007, we completed the closing of a secured note financing (Note Financing). At the closing, we issued $12.0 million principal amount of Senior Notes to a limited number of accredited investors pursuant to a Note Purchase Agreement by and among us and the investors (Note Purchase Agreement). The purchase price consisted of $10,150,000 of cash proceeds and cancellation of $1,850,000 principal amount of outstanding bridge notes (Short-Term Notes) that were issued in 2007. We used approximately $470,000 of the proceeds to repay certain unsecured indebtedness, approximately $450,000 to repay the Short-Term Notes, and we've allocated up to $2.4 million to repay outstanding amounts due on mortgages on Volusia Speedway Park and/or Lernerville Speedway. Under the terms of the Note Purchase Agreement, we may issue up to an additional $3.0 million principal amount of Senior Notes.

The Senior Notes are due March 15, 2010 and accrue interest at the rate of 12.5% per annum payable quarterly on each of December 15, March 15, June 15 and September 15. Upon issuance of the Senior Notes, we prepaid $1,167,347 of interest, representing the first three interest payments. Commencing September 15, 2008, interest due under the Senior Notes is payable at our option in cash or additional Senior Notes that will accrue interest at 13.5% per annum. The Senior Notes are secured by substantially all of our assets and the assets or our subsidiaries, including our four race tracks, pursuant to a security agreement and mortgages by and among us, certain of our subsidiaries, and the lenders. The Senior Notes contain various standard and customary covenants, including prohibitions on incurring additional indebtedness, except under certain limited circumstances, or granting a security interest in any of our properties. Our obligations under the Senior Notes are guaranteed by our principal operating subsidiaries pursuant to a Subsidiary Guarantee by and among us, our principal operating subsidiaries, and the lenders.

The Senior Notes were issued together with 275,000 shares of common stock for each $1.0 million principal amount of Senior Notes purchased. If the foregoing issuance would result in any investor becoming the beneficial owner of more than 4.99% of our common stock, such investor was issued shares of our Series E Convertible Preferred Stock, $.01 par value per share, convertible into a like number of shares of common stock (Series E Shares). We issued an aggregate of 1,828,750 shares of common stock and 2,103.75 Series E Shares convertible into an aggregate of 2,103,750 additional shares of common stock. Pursuant to prior agreement, at the closing we also issued an aggregate of 632,500 shares of common stock to the holders of the Short-Term Notes.

The Note Purchase Agreement contains various standard and customary covenants, including granting the lenders the right to participate in all future offerings of securities by us.

On December 14, 2007, we received consent agreements from holders of 100% of the issued and outstanding shares of our Series D Convertible Preferred Stock (Series D Stock), representing 17,684 shares. Under the terms of the consent agreement, each holder received 3,000 shares of common stock for each share of Series D Stock held by such holder, or shares of Series E Convertible Preferred Stock, convertible into an equivalent number of shares of common stock (Series D Exchange). As a result of the Series D Exchange, we eliminated approximately $54.3 million in liquidation preference associated with the Series D Stock, and accrued dividends, and issued 15.6 million shares of common stock and 41,164 shares of Series E Convertible Preferred Stock convertible into 41.1 million shares of common stock.

In connection with the execution of the Consent Agreement, all warrants held by each holder of Series D Stock were surrendered and cancelled, and each holder received two shares of common stock for every three warrants held by such holder (Warrant Exchange). As a result of the Warrant Exchange, we issued approximately 15,648,889 shares of common stock and 41,164 shares of Series E Convertible Preferred Stock convertible into 41,164,000 shares of common stock.

During the year ended December 31, 2006, we used $9.5 million in operating activities.  The use of cash was primarily the result of a net loss of $22.8 million, which was offset by, non-cash interest expense of $7.9 million, depreciation and amortization of $0.8 million, non-cash stock compensation of $2.7 million, a charge related to the impairment of our goodwill and other working capital changes, primarily accounts payable and accrued liabilities.

During the year ended December 31, 2006, we used $0.4 million in investing activities primarily for track improvements.

During the year ended December 31, 2006, financing activities provided $10.5 million primarily through the issuance of $12.0 million in preferred stock, and $1.9 million of notes payable, which amounts were offset by repayment of $1.9 million in notes payable and $1.3 million in other offering costs.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Management currently intends to seek additional financing prior to the end of the quarter ending June 30, 2008, as current sources of liquidity may be insufficient to provide for budgeted and anticipated working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all. If we are unable to obtain additional financing when they are needed or if such financing cannot be obtained on terms favorable to us or if we are unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

To attain profitable operations, management’s plan is to (i) increase the number of sanctioned events; (ii) leverage existing owned and leased tracks to generate ancillary revenue streams; (iii) partner with existing promoters to create additional marquis events; and (iv)  continue to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise.   If we are unsuccessful in our plan, we will continue to be dependent on outside sources of capital to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

The following table summarizes our contractual obligations as of December 31, 2007:

	Payment Due by Period
						2012 and
Contractual obligations	Total	2008	2009	2010	2011	thereafter
Operating leases	$777,901	$277,616	$139,931	$142,285	$144,694	$73,375
Employment agreements	562,101	515,601	46,500	-	-	-
Notes payable and accrued interest	14,335,366	1,010,161	360,120	12,805,337	29,564	130,184

Operating lease expense for the year ended December 31, 2007 and 2006 was $276,397 and $160,100, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States.  The significant accounting policies used by us in preparing our consolidated financial statements are described in note 3 to our audited consolidated financial statements included elsewhere herein and should be read to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing those consolidated financial statements.

Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply to the Company.  In addition, management must take appropriate estimates at the time the consolidated financial statements are prepared.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our consolidated financial statements.  We base our estimates on our historical experience, our knowledge of economic and market factors, and on various other assumptions that we believe to be reasonable under the circumstances.  The estimates affect the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Although all of the policies identified in note 3 to our audited consolidated financial statements are important in understanding the consolidated financial statements, the policies discussed below are considered by management to be central to understanding the consolidated financial statements, because of the higher level of measurement uncertainties involved in their application.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.

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

Revenue Recognition and Deferred Revenue

We derive our revenues from race sanctioning and event fees, admission fees and ticket sales, sponsorship and advertising, merchandise sales and other revenue. “Race sanctioning and event fees” includes amounts received from track owners and promoters for the organization and/or delivery of our racing series or touring shows including driver fees. “Admission fees and ticket sales” includes ticket sales for all events held at our owned or leased facilities and ticket sales for our touring shows where we rent tracks for individual events and organize, promote and deliver our racing programs. “Sponsorship and advertising” revenue includes fees obtained for the right to sponsor our motorsports events, series or publications, and for advertising in our printed publications or television programming.

We recognize race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. We recognize revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which we receive goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $240,000 and $166,000 of total revenues for the years ended December 31, 2007 and 2006.

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

Net loss Per Share

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the year ended December 31, 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

As of December 31, 2007, we had the following warrants and stock options outstanding:

•	Placement Agent Warrants to purchase 581,266 shares of common stock at exercise prices ranging from $2.70 to $5.00

•	Warrants to purchase 375,059 shares of common stock at an exercise price of $3.00

•	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

•	Employee stock options to purchase 300,000 shares at an exercise price of $2.49 per share

•	Employee stock options to purchase 45,000 shares at an exercise price of $2.50 per share

•	Employee stock options to purchase 69,000 shares at an exercise price of $1.70 per share

•	Employee stock options to purchase 45,000 shares at an exercise price of $2.00 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.65 per share

•	Employee stock options to purchase 300,000 shares at an exercise price of $3.75 per share

•	Director stock options to purchase 375,000 shares at exercise prices ranging from $3.00 to $4.75 per share

•	Other stock options totaling 390,000 shares at exercise prices ranging from $3.00 to $4.50 per share

In addition, as of December 31, 2007, our Series E Preferred Stock was convertible into 44.5 million shares of common stock. None of these were included in the computation of diluted EPS because we had a net loss and all potential issuance of common stock would have been anti-dilutive.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of December 31, 2007, we believe there is no impairment of property and equipment.

Purchase Accounting

We accounted for its acquisitions of assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combination (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS No. 142). SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

Intangible Assets

Upon its inception, we adopted SFAS No. 142.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives are to be amortized over the respective estimated useful lives or anticipated future cash flow streams when appropriate.

At least annually we test for possible impairment of all intangible assets and more often whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, we compare the discounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the discounted cash flow amount, an impairment charge is recorded in the operating expense section in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. We have chosen the fourth quarter of our fiscal year to conduct our annual impairment test.

Income Taxes

We account for income taxes under Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on our financial position.

Concentration of Credit Risk

Due to the nature of our sponsorship agreements, we could be subject to concentration of accounts receivable within a limited number of accounts.
As of December 31, 2007, we had bank deposits in excess of FDIC insurance of $1.4 million.

New Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (SFAS No. 123(R)), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon our adoption of SFAS No. 123(R).

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which amends FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to our financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We file tax returns in the United States and various state jurisdictions.  Our 2003-2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service. We are continuing our practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. We may have a nexus in more states than we are currently filing tax returns.  Thus, upon examination, we could be required to file additional tax returns.  Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to our financial statements.  Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to our financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for non-controlling interests in consolidated financial statements. A non-controlling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions. This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value~~.~~” At the acquisition date. SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.

In December 2007, the Securities and Exchange Commission issued SAB 110, “Certain Assumptions Used in Valuation Methods,” which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. Prior to SAB 110, SAB 107 stated that the simplified method was only available for grants made up to December 31, 2007.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are assessing the impact of the adoption of this Statement.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (SFAS No. 123(R)), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon our adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), we accounted for our fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Unrecognized compensation expense as of December 31, 2007 related to outstanding stock options was $2.0 million.

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at December 31, 2007 was 3.2 years.

A summary of the status of stock options and related activity for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	2,040,000	$3.54
Granted	123,000	1.83
Exercised	—	—
Forfeited/expired	(339,000)	3.59

Options outstanding at December 31, 2007	1,824,000	$3.42

Item 7.	Financial Statements

Please refer to pages F2 through F18.

Item 8.	Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 8A(T)	Controls and Procedures

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer.  Based upon that evaluation, he concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management,  in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

 During our last fiscal quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table provides information about our executive officers and directors and their respective ages and positions as of December 31, 2007.  The directors listed below will serve until our next annual meeting of stockholders:

Name	Age	Position
Brian M. Carter	38	Chief Executive Officer, Chief Financial Officer and Director
Tom W. Deery	53	President and Chief Operating Officer
Benjaman L. Geisler	30	Executive Vice President and Chief Marketing Officer
Robert F. Hussey	58	Director and Chairman of the Board of Directors
Cary J. Agajanian	66	Director
Daniel W. Rumsey	46	Director

Brian M. Carter, Chief Executive Officer, Chief Financial Officer and Director. Mr. Carter has served as the Company’s Chief Executive Officer since November 15, 2007, has served as the Company’s Chief Financial Officer since February 1, 2005, and as a Director since November 29, 2007. Prior to joining the Company, he served as the Vice President and Chief Financial Officer of Prescient Applied Intelligence, Inc. (“Prescient”) and served on Prescient’s Board of Directors from December 23, 2003 until March 2006. From November 2000 until January 2002 he was Prescient’s Vice President of Finance, and from June 1999 to November 2000 he was Controller of Prescient. From January 1991 through June 1999 he held various positions with Deloitte & Touche LLP, most recently as Senior Manager. Mr. Carter received his B.B.A. in finance and accounting from Texas A&M University.

Tom W. Deery, President and Chief Operating Officer. Mr. Deery has served as the Company’s President since March 1, 2006, and served as the Company’s acting Chief Executive Officer from May 19, 2006 to November 15, 2007. From November 2002 until joining the Company, Mr. Deery was the Senior Vice President, Motorsports for Rand Sports and Entertainment Insurance. From March 2001 to November 2002, Mr. Deery was founder and President of Deery Sports Management, a national motorsports consulting and management firm. From 1996 until forming Deery Sports Management, Mr. Deery served as Vice President of NASCAR weekly series and regional touring. Mr. Deery has a deep background in facility management and ownership. Mr. Deery holds a Bachelors of Science degree in Business and Economics from the University of Wisconsin — Platteville.

Benjaman L. Geisler, Executive Vice President and Chief Marketing Officer. Mr. Geisler has served as the Company’s Executive Vice President and Chief Marketing Officer since November 15, 2007, and served as Executive Vice President of Operations from March 1, 2006 to November 15, 2007. From June 1997 until joining the Company, Mr. Geisler was employed in various capacities with Next Marketing, Inc. (“Next”), where he most recently served as Senior Vice President.  Next is a privately held sports and event marketing firm heavily focused on motorsports. Mr. Geisler joined Next with the sole purpose of extending the firm’s motorsports reach beyond its open-wheel background into the NASCAR arena. During his tenure at Next, Mr. Geisler was responsible for managing or placing over $100 million in sponsorship and activation spending, while establishing Next as a leader in both the NASCAR and event marketing arenas. Mr. Geisler holds a Bachelor of Arts degree in Communications & Commerce though a joint program among the College of Arts and Sciences of the University of Pennsylvania, Philadelphia, the Annenberg School of Communications, and the Wharton School of Business.

Robert F. Hussey. Mr. Hussey was appointed to our Board of Directors in August 2006, and was elected Chairman in November 2007.  He currently serves on the Board of Directors of Axcess International, Inc. and Digital Lightwave, Inc. Mr. Hussey served as the Interim President and CEO of Digital Lightwave, Inc. from February 2005 to March 2006. From 2001 to 2005 Mr. Hussey was the Chief Operating Officer and Director of H.C. Wainwright & Co., Inc. Mr. Hussey has an extensive operational and financial background. Mr. Hussey holds a BSBA Finance from Georgetown University and an MBA in International Finance from George Washington University.

Cary J. Agajanian.  Mr. Agajanian was appointed to our Board of Directors in August 2006.  Mr. Agajanian is the founder and currently is a principal of Motorsports Management International, a multi-faceted company that is an industry leader in the areas of motorsports event representation, corporate consulting, and sponsorship negotiation.  For the past 10 years, Mr. Agajanian has served on Motorsports boards such as the Automobile Competition Committee of the United States (ACCUS), the American Motorcyclist Association (AMA, Vice-Chairman), the United States Auto Club (USAC), and the Sports Car Clubs of America (SCCA).  Mr. Agajanian is also the Managing Partner of Agajanian, McFall, Weiss, Tetreault and Crist, a law firm specializing in the sports, leisure and entertainment, and hospitals and medical profession industries.

Daniel W. Rumsey.  Mr. Rumsey has served as a member of our Board of Directors since July 2005.  He is currently the Executive Chairman of the Board of Directors and Interim Chief Financial Officer of Prescient Applied Intelligence, Inc.  Mr. Rumsey is also the President and Chief Executive Officer of Azzurra Holding Corporation, a public company that recently emerged from protection under Chapter 11 of the U.S. Bankruptcy Code.  From March 2003 to March 2006, Mr. Rumsey held various other senior executive positions at Azzurra Holding Corporation.    From 2000 to 2002, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the SEC’s Division of Corporation Finance.   Mr. Rumsey serves on the Board of Directors of Prescient Applied Intelligence, Inc., XELR8 Holdings, Inc. and Azzurra Holding Corporation Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

Board Committees

We have an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.  On October 28, 2006, Mr. Hussey was appointed Chairman of our Audit Committee; Mr. Agajanian was appointed Chairman of our Compensation Committee and Mr. Rumsey was appointed Chairman of our Nominating and Corporate Governance Committee. The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Mr. Hussey is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-B under the Exchange Act. The Compensation Committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC). Such persons are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the period ended December 31, 2007 we believe that our officers, directors and persons who own more than 10% of a registered class of our equity securities have timely filed all reports required by Section 16(a) of the Exchange Act. In making this disclosure, we have relied solely on our review of the copies of such forms received by us with respect to fiscal 2007, or written representations from certain reporting persons.

Code of Ethics

We maintain policies and procedures that represent both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules. The code applies to all directors, officers, and employees.

The code is posted on our internet site and is available free of charge on request to our Secretary at the Company's address. Any amendment of the code will be promptly posted on our website at http://www.worldracinggroup.com.

A committee of the Board of Directors will review any issues under the code involving an executive officer or director and will report its findings to the Board. We do not envision that any waivers of the code will be granted, but should a waiver occur for an executive officer or director, it will also be promptly disclosed on our website.

Item 10.	Executive Compensation

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2007 and 2006 to our Chief Executive Officer and Chief Financial Officer, our President and Chief Operating Officer, our Executive Vice President and Chief Marketing Officer, and our former Chief Marketing Officer, the only other executive officers whose total compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards* ($)	Option Awards** ($)	All Other Compensation ($)	Total ($)
Brian M. Carter Chief Executive Officer, Chief Financial Officer and Director	2007 2006	$182,077 $180,000	- $1,134,000(1)	- -	$8,400 $8,400	$190,477 $1,322,400
Tom W. Deery(2) President and Chief Operating Officer	2007 2006	$192,000 $156,462	- $373,500(2)	- $300, 398(2)	- -	$192,000 $830,360
Benjaman L. Geisler Executive Vice President and Chief Marketing Officer	2007 2006	$180,000 $154,846	- $615,000(3)	- $615,719(3)	- -	$180,000 $1,385,565
Robert L. Butcher(4) Former Chief Marketing Officer``	2007 2006	$180,000 $154,846	- $615,000	- $615,719	- $15,000	$180,000 $1,400,565

               *     The assumptions used in calculating the value of the option awards are located in Note 3 of our Consolidated Financial Statements.

**  The assumptions used in calculating the value of the stock awards are located in Note 3 of our Consolidated Financial Statements.

(1)
In connection with entering into the employment agreement described below, Mr. Carter was granted options to purchase 300,000 shares of common stock at the market price on the date of grant. Options to acquire 75,000 shares became immediately exercisable, and the remainder becomes exercisable in three installments of 75,000 shares on the anniversary of the grant date in 2006, 2007 and 2008.   Additionally, in July 2006, Mr. Carter was granted 300,000 shares of common stock.  Such shares are restricted in their sale or transfer until February 1, 2009.

(2)
In connection with entering into the employment agreement described below, Mr. Deery was granted options to purchase 300,000 shares of common stock at the market price on the date of grant.  Options to acquire 75,000 shares became immediately exercisable, and the remainder becomes exercisable in three installments of 75,000 shares on the anniversary of the grant date in 2007, 2008 and 2009.   Additionally, Mr. Deery was granted 150,000 shares of common stock.  Such shares are restricted in their sale or transfer until January 1, 2009.

(3)
In connection with entering into the employment agreement described below, Mr. Geisler was granted options to purchase 300,000 shares of common stock at the market price on the date of grant.  Options to acquire 75,000 shares became immediately exercisable, and the remainder became exercisable in three installments of 75,000 shares on the anniversary of the grant date in 2007, 2008 and 2009.  Additionally, Mr. Geisler was granted 150,000 shares of common stock.  Such shares are restricted in their sale or transfer until January 1, 2009.

(4)
Mr. Butcher’s employment was terminated in November 2007.  In connection with entering into the employment agreement described below, Mr. Butcher was granted options to purchase 300,000 shares of common stock at the market price on the date of grant.  Options to acquire 75,000 shares became immediately exercisable, and the remainder became exercisable in three installments of 75,000 shares on the anniversary of the grant date in 2007, 2008 and 2009.   Additionally, Mr. Butcher was granted 150,000 shares of common stock.  Such shares were restricted in their sale or transfer until January 1, 2009.  In connection with Mr. Butcher’s termination of employment, all of his options have terminated, and all restricted shares of common stock have immediately vested.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each of the named executive officers as of December 31, 2007.  No other equity awards otherwise reportable in this table have been granted to any of our named executive officers.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)
	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Tom W. Deery	150,000	150,000(2)	$2.49	06/30/2011	150,000(2)	$90,000
Brian M. Carter	300,000	-	$3.65	02/01/2010	300,000(3)	$180,000
Benjaman L. Geisler	225,000	75,000(4)	$3.75	02/25/2011	150,000(4)	$90,000
Robert L. Butcher	225,000	75,000(4)	$3.75	02/25/2011	150,000(4)	$90,000

(1)	Based on $.60 per share, the last sales price of our common stock on December 31, 2007, as reported by the OTCBB.

(2)	Mr. Deery’s unexercisable options vest in two installments of 75,000 shares annually on August 20, 2008 and 2009, and his unvested shares vest on January 1, 2009.

(3)	Mr. Carter’s unvested shares vest on January 1, 2009.

(4)	Messrs. Geisler’s and Mr. Butcher’ unexercisable options vest on March 1, 2009, and their unvested shares vest on January 1, 2009.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

During 2007, we had a written employment agreement with each of our named executive officers. These agreements, which vary in term, provide for, among other things, a base salary, discretionary bonus and the issuance of stock options or restricted stock.  Each of the employment agreements contains standard and customary confidentiality provisions and provides for severance payments to the executive officer in certain circumstances.  For a more complete description of the options, restricted stock and other terms contained in these agreements, please see “Employment Agreements” below.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of our directors during the last completed fiscal year:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Harvey Schiller(1)	18,000	-	18,000

Daniel W. Rumsey(2)	22,500	55,000	77,500

Robert Hussey	22,500	-	22,500

Cary Agajanian	22,500	-	22,500

(1)	Dr. Schiller resigned from our Board of Directors on November 28, 2007.

(2)
Mr. Rumsey was paid $5,000 per month in connection with his service as Corporate Secretary and Special Counsel during 2007.  As of December 31, 2007, Mr. Rumsey owned an option to purchase 75,000 shares of common stock.

Narrative Disclosure to Director Compensation Table

Each director receives $30,000 per year paid quarterly, and the chairman receives $35,000 per year paid quarterly. These amounts assume that each director is a member of a committee and a chairman of a committee of the Board of Directors.  Annual compensation is reduced by $4,000 annually if a director is not a member of a committee and $10,000 annually if a director is not a chairman of a committee.  Each non-employee director receives 75,000 shares of restricted stock at the time of their initial election, which vests in equal installments over three years.   Additionally, annually, on or promptly following the date that we file our Annual Report on Form 10-KSB, each director shall be issued options to purchase 25,000 shares of common stock at the fair market value on the date of grant.  Directors are also reimbursed for reasonable travel expenses related to such director’s attendance at Board of Directors and committee meetings.   We did not issue options or restricted stock  to directors in 2006 or 2007.

Employment Contracts

On February 1, 2005, we entered into a three year employment agreement with Mr. Carter pursuant to which we agreed to employ Mr. Carter as Chief Financial Officer at an annual salary of $180,000. In connection with the employment agreement, we issued to Mr. Carter options to purchase 300,000 shares of common stock at an exercise price of $3.65 per share.  Options to acquire 75,000 shares became immediately exercisable, and the remainder becomes exercisable in three installments of 75,000 shares on the anniversary of the grant date in 2006, 2007 and 2008. We also issued to Mr. Carter 300,000 shares of restricted common stock, which cannot be sold or transferred until February 1, 2009.   Mr. Carter’s employment agreement was renewed for a one year term beginning on February 1, 2008 under which Mr. Carter will be employed as Chief Executive Officer and Chief Financial Officer an annual salary of $198,000.  The agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the the current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Carter terminates the agreement due to a constructive termination, as defined in the agreement, prior to the end of its then current term, then Mr. Carter shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.

On February 20, 2006, we entered into a consulting agreement with Mr. Deery, pursuant to which Mr. Deery served as our Interim President in consideration of $15,000 per month during the term of the agreement, 50,000 options of our common stock at a price of $4.00 per share, and 50,000 common shares of our restricted common stock. The initial term of the agreement is six months with subsequent three month renewal periods at our discretion.  On August 20, 2006, we entered into a two year employment agreement with Mr. Deery pursuant to which we agreed to employ Mr. Deery as our President and Acting Chief Executive Officer in consideration for an annual salary of $192,000, formulaic incentive compensation, discretionary incentive compensation, 300,000 options to purchase common stock at an exercise price of $2.49 per share, and 150,000 shares of restricted common stock. The restricted shares issued in connection with the previous consulting agreement were surrendered unvested and unexercised as part of this employment agreement. After the two year term, the employment agreement will automatically renew for one, one year term unless either terminates the agreement at the end of the initial term, by sixty days prior written notice. If we terminate the agreement without cause, or Mr. Deery terminates the agreement with good reason, as defined in the agreement, prior to the end of its then current term, then Mr. Deery shall, for the greater of six months or remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.   In connection with the realignment of our management in November 2007, Mr. Deery serves as our President and Chief Operating Officer, in consideration for an annual salary of $180,000.

On February 20, 2006, we entered into three year employment agreement with Mr. Geisler pursuant to which we agreed to employ Mr. Geisler as our Executive Vice President of Operations whereby he shall receive an annual salary of $180,000, formulaic incentive compensation, discretionary incentive compensation, 300,000 options to purchase common stock at an exercise price of $3.75 per share, and 150,000 shares of restricted common stock. After the three year term, the employment agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Geisler terminates the agreement due to a constructive termination, as defined in the agreement, prior to the end of its then current term, then Mr. Geisler shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.

On February 20, 2006, we entered into a three year employment agreement with Mr. Butcher pursuant to which we agreed to employ Mr. Butcher as our Executive Vice President and Chief Marketing Officer whereby he was entitled to receive an annual salary of $180,000, formulaic incentive compensation, discretionary incentive compensation, 300,000 options to purchase common stock at an exercise price of $3.75 per share, and 150,000 shares of restricted common stock. After the three year term, the employment agreement automatically renewed for successive one year terms unless either terminates the agreement at the end of the then current term, by ninety days prior written notice. If we terminated the agreement without cause, or Mr. Butcher terminated the agreement due to a constructive termination, as defined in the agreement, prior to the end of its then current term, then Mr. Butcher was entitled to continue to receive his salary provided for under the agreement as if the agreement had not been terminated.  On November 15, 2007, we entered into an agreement with Mr. Butcher terminating his employment agreement, in consideration for the payment to him of $135,000, payable in bi-weekly installments through July 25, 2008.  In addition, the agreement provides for (i) the issuance of 100,000 shares of restricted common stock, (ii) the cancellation of all options previously granted to Mr. Butcher, (iii) immediate vesting of the 150,000 shares of restricted common stock previously issued to Mr. Butcher, and (iv) the continuation of health and related benefits to Mr. Butcher until the earlier to occur of February 20, 2009, or the date that he is able to obtain employment providing for similar benefits.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to beneficial ownership of our common stock as of March 31, 2008 by:

•	each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options, warrants or other derivative instruments, such as convertible preferred stock, currently exercisable or exercisable within 60 days of March 31, 2008 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, warrants or other derivative instruments, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership is based upon 32,148,002 shares of common stock outstanding. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name.  Except as otherwise indicated, the address of each person is 7575 West Winds Boulevard, Suite D, Concord, North Carolina 28027.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class(%)
5% Stockholders:
Common	SXJE, LLC (2)	2,741,672		8.5
Common	VICIS Capital Master Fund (3)	2,074,995		6.5
Common	Basso Capital Management (4)	2,013,602		6.3
Executive Officers and Directors:
Common	Brian M. Carter	525,000	(5)	1.6
Common	Tom W. Deery	345,000	(6)	1.1
Common	Benjaman L. Geisler	300,000	(7)	*
Common	Robert F. Hussey	75,000	(8)	*
Common	Daniel W. Rumsey	75,000	(9)	*
Common	Cary J. Agajanian	75,000	(10)	*
Common	Directors and executive officers as a group (6 persons)	1,395,000		4.2

(1)	Unless otherwise indicated, the business address for each of the directors and officers is 7575 West Winds Blvd, Suite D, Concord, NC 28027.

(2)	The business address of SXJE LLC is 2400 Byron Circle, Lansing, Michigan 48912.

(3)	The business address of VICIS Capital Master Fund is 126 E. 56th Street, 7th Floor, New York, NY, 10022.

(4)	The business address of Basso Capital Management is 1266 East Main Street, Stamford, CT 06902.

(5)	Includes options to purchase 225,000 shares of common stock at $3.65 which are currently exercisable and 300,000 shares of restricted stock.

(6)
Includes 150,000 shares of restricted stock granted to Mr. Deery in connection with his employment agreement and options to purchase 150,000 shares of common stock at $2.49 which are currently exercisable.

(7)
Includes 150,000 shares of restricted stock granted to Mr. Geisler in connection with his employment agreement and options to purchase 150,000 shares of common stock at $3.75, which are currently exercisable.

(8)	Includes options to purchase 75,000 shares of common stock at an exercise price of $3.00 which are currently exercisable.

(9)	Includes options to purchase 75,000 shares of common stock at $4.75 which are currently exercisable.

(10)	Includes options to purchase 75,000 shares of common stock at 3.78 which are currently exercisable.

*	Less than 1.0%

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,559,000	$2.44	1,391,000

Equity compensation plans not approved by security holders	-	-	-
Total	2,559,000	$2.44	1,391,000

Our 2004 Long Term Incentive Plan (as amended) was adopted on July 30, 2004 (2004 Plan).  The 2004 Plan continues in effect for a term of ten years, unless sooner terminated.  -An aggregate of 3,500,000 shares of common stock has been reserved for issuance under the 2004 Plan.  The 2004 Plan provides for the grant of stock options, stock appreciation rights, and awards of shares of common stocks containing certain restrictions, dividend equivalents or other stock based awards (Plan Awards), to selected employees, consultants and directors (Participant).  During any calendar year, no Participant may be granted Plan Awards that may be settled by delivery of more than 400,000 shares of common stock.

The Compensation Committee administers the 2004 Plan.  The Compensation Committee has full authority, subject to the provisions of the 2004 Plan, to determine Participants of Plan Awards, the number of shares of common stock represented by each Plan Award, and the time or times at which Plan Awards shall be adopted.    The Compensation Committee is also authorized to prescribe the terms, conditions and restrictions of each Plan Award, and to amend the terms, conditions and restrictions of Plan Awards, subject to applicable legal restrictions and the consent of Plan Award recipients; provided, however, stock options granted under the 2004 Plan shall not be exercisable after expiration of ten years from the date such stock option is granted.

Qualified, or incentive stock options, and non-qualified stock options may be granted under the 2004 Plan.  The exercise price for any incentive stock granted under the 2004 Plan shall not be less than 100% of the fair market value per share on the date of grant of such stock option.  The exercise price of any non-qualified stock option granted under the 2004 Plan shall be such amount as the Compensation Committee may determine.

As described under the caption “Narrative Disclosure to Director Compensation” above, upon election to the Board of Directors, each non-employee director receives 75,000 shares of restricted common stock, and annually receives an option to purchase 25,000 shares of our common stock.

Item 12.	Certain Relationships, Related Transactions, and Director Independence

During 2007 and 2006, we obtained our business liability, event liability, participant accident, automobile and commercial property and casualty insurance from a company in which Tom W. Deery, our President and Chief Operating Officer was previously employed.  Mr. Deery resigned as an officer of the insurance company prior to becoming employed by us.  Premiums paid for the aforementioned insurance coverage totaled $380,000 during 2007 and $320,000 during 2006.

Prior to March 31, 2006, we utilized travel services including the use of an aircraft owned by Paul Kruger, our former Chief Executive Officer. We no longer utilize these travel services. Additionally, we rented office space for our corporate offices in Norman, Oklahoma, on a month-to-month basis, from an entity controlled by Mr. Kruger.  We no longer utilize this property for our corporate offices.

On May 16, 2006, certain holders of our Series D Convertible Preferred Stock and other parties acquired an aggregate of 2,844,705 shares of common stock from Mr.  Kruger and 100,000 shares were obtained from Mr. Kruger’s children. Mr. Kruger also entered into a warrant and stock option cancellation agreement and a mutual release agreement, pursuant to which Mr. Kruger surrendered warrants and options to purchase an aggregate of 500,000 shares of our common stock and Mr. Kruger resigned as our Chairman and Chief Executive Officer. Mr. Kruger and his children, entered into a lock-up/leak out agreement with respect to their remaining common shares.

Director Independence

Our Board of Directors currently consists of Robert Hussey, Daniel W. Rumsey, Brian M. Carter and Cary J. Agajanian.  In applying the definition of “independent director” established by Nasdaq, the Board has determined that, other than Mr. Carter, each of the members of our Board of Directors is independent.

We maintain separately designated audit, compensation, and nominating and corporate governance committees.  In applying the independence standards to the audit, compensation and nominating and corporate governance committees established by Nasdaq, we have determined that Daniel W. Rumsey, who is a member of our audit committee, does not meet the independence standard for audit committee members.

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

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-134577, filed with the Commission on May 31, 2006.

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed with the Commission on January 3, 2005).

3.3
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

3.4
Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

3.5
Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

3.6
Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

3.7
Certificate of Designation of the Relative Rights and Preferences of the Series E Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

3.8
Certificate of Amendment to Certificate of Incorporation, effective January 29, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2008).

4.1
Series B Convertible Preferred Stock Purchase Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.2	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.3
Registration Rights Agreement dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.4
Series C Convertible Preferred Stock Purchase Agreement, dated as of February 25, 2005, by and among Boundless Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.5
Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.6	Form of Series C Warrant. (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

4.7
Registration Rights Agreement, dated as of February 25, 2005, by and among Boundless irt Motor Sports Racing, Inc., a Colorado corporation, and the purchasers set forth therein. Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on March 2,, 2005).

4.8	Form of Series A Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2004).

4.9
Form of Series D  Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.10	Form of Series D Warrant. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.11
Form of Series B Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.12
Form of Series C Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.13
Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, North Sound Legacy Institutional Fund LLC, a Delaware limited liability company, and North Sound Legacy International Fund Ltd, a British Virgin Islands corporation. (Incorporated by reference to as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.14
Form of Warrant Exchange Agreement dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and Royal Bank of Canada. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.15	Form of Registration Rights Agreement dated as of May 16, 2006. (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.16
Form of Mutual Release Agreement, dated as of May 19, 2006, by and between Dirt Motor Sports, Inc., a Delaware corporation, and Mr. Paul A. Kruger. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.17
Form of Lock-Up by between Dirt Motor Sports, Inc., a Delaware corporation and Paul A. Kruger. (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

10.1
Employment Agreement, dated August 20, 2006, by and between DIRT Motor Sports, Inc. and Thomas Deery (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006).

10.2
Employment Agreement, dated February 20, 2006, by and between DIRT Motor Sports, Inc. and Benjaman L. Geisler. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2006).

10.3	Form of Senior Secured Promissory Demand Note (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2007).

10.4
Form of Note Purchase Agreement, dated September 28, 2007, by and between the Company and the Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.5
 Form of Promissory Note, dated September 28, 2007, made by the Company payable to the Lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)..

10.6
Form of Security Agreement, dated September 28, 2007, by and among the Company, Carter & Miracle Concessions, LLC, and the Lenders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.7
Form of Subsidiary Guaranty, dated September 28, 2007, by and among the Company, Boundless Racing, Inc., Carter & Miracle Concessions, LLC, Volusia Operations, LLC, and the Lenders (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.8
Pennsylvania Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.9
New York Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.10
Florida Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.11	Form of Consent (Incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2007).

23.1	Consent of Independent Auditors*

31	Rule 13a-14(a)/15d-14(a) Certification of Brian M. Carter *

32	Section 1350 Certification of Brian M. Carter *

*Filed herewith

Item 14.	Principal Accountant Fees and Services

Audit Fees

We paid $66,261and $96,659 in audit fees during the years ended December 31, 2007 and 2006, respectively to Murrell, Hall, McIntosh & Co., PLLP (“MHM”).

Audit Related Fees

There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

Tax Fees

In the years ended December 31, 2007 and 2006, we paid $12,296 and $15,778, respectively to MHM for tax preparation fees.
All Other Fees

No other fees were billed for services rendered by our principal accountants for the years ended December 31, 2007 and 2006.

Compatibility of Certain Fees with Independent Accountants’ Independence

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Murrell, Hall, McIntosh & Co., PLLP in fiscal 2007 and 2006. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company.  Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.

Reports of the Audit Committee

On an annual basis the Audit Committee will review and discuss our most recent audited financial statements with management, and will discuss with our independent registered public accounting firm the matters required to be discussed by SAS 114, as modified or supplemented, and will receive the written disclosures and letters as required by Independence Standards Board Standard No. 1, as modified or supplemented, and will discuss with our independent registered public accounting firm its independence. Based on these reviews and discussions, the Audit Committee will then make its recommendation to the Board of Directors related to the inclusion of the audited financial statements in our Annual Report on Form 10-KSB for each fiscal year for filing with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Racing Group, Inc. (Registrant)

Date: March 31, 2008	By:	/s/ /s/ Brian M. Carter
Brian M. Carter
Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/	Cary J. Agajanian	Date:	March 31, 2008
Cary Agajanian, Director

By:	/s/	Daniel W. Rumsey	Date:	March 31, 2008
Daniel W. Rumsey, Director

By:	/s/	Robert F. Hussey	Date:	March 31, 2008
Robert F. Hussey, Director

By:	/s/	Brian M. Carter	Date:	March 31, 2008
Brian M. Carter, Director

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of World Racing Group, Inc. (the “Company”), Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Racing Group, Inc. as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that World Racing Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses during the years ended December 31, 2007 and 2006 and has negative working capital and stockholders’ deficit as of December 31, 2007.  World Racing Group, Inc. has also been named as a defendant in a civil action case where the plaintiff is claiming in excess of $91.2 million in monetary damages. The Company disputes this claim and has not recorded any liability related to this claim as of December 31, 2007. An adverse outcome regarding this litigation could have a materially adverse effect on the Company’s ability to continue as a going concern. These matters, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the ability of World Racing Group, Inc. to continue as a going concern.  Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murrell, Hall, McIntosh & Co., PLLP
Oklahoma City, Oklahoma
March 31, 2008

F2

WORLD RACING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,668,611	$532,230
Accounts receivable — trade, net of allowance for doubtful accounts of $70,000 in 2007	317,678	223,065
Inventory	10,252	110,077
Prepaid interest, secured notes	721,424	—
Prepaid expenses and other current assets	746,982	330,943
Total current assets	3,464,947	1,196,315
Land, buildings and equipment, net	10,300,476	10,447,633
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537 in 2007 and 2006	—	—
Prepaid Expenses – long term	—	166,667
Other assets, net of amortization of $209,598 in 2007 and $55,331 in 2006	593,685	140,122
Total assets	$14,459,108	$12,050,737

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$620,973	$474,781
Accrued liabilities	1,125,404	1,147,749
Deferred revenues	421,438	129,424
Notes payable	689,208	713,008
Total current liabilities	2,857,023	2,464,962
Notes payable, net of discount of $2,515,966 in 2007 and $0 in 2006	13,091,045	4,001,711
Total liabilities	15,948,068	6,466,673

Stockholders' Equity (Deficit)
Series D Preferred stock, $0.01 par value; 20,000 shares authorized; 17,875 shares issued and outstanding at December 31, 2006	—	53,624,538
Series E Preferred stock, $0.01 par value; 50,000 shares authorized; 44,538 shares issued and outstanding at December 31, 2007	445	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,147,879 and 14,374,496 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	3,215	1,438
Additional paid-in capital	71,883,982	12,684,051
Accumulated deficit	(73,376,602)	(60,725,963)
Total stockholders' equity (deficit)	(1,488,960)	5,584,064
Total liabilities and stockholders' equity	$14,459,108	$12,050,737
The accompanying notes are an integral part of these consolidated financial statements.

F3

WORLD RACING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues
Race sanctioning and event fees	$8,171,839	$4,717,662
Admission fees and ticket sales	7,306,950	6,897,834
Sponsorship and advertising revenue	3,547,226	2,500,313
Merchandise sales	505,218	754,592
Other revenue	111,380	273,739
Total revenues	$19,642,613	$15,144,140

Operating expenses
Track and event operations	22,781,683	19,301,329
Sales and marketing	1,657,905	1,883,094
Merchandise operations and cost of sales	275,812	823,560
General and administrative	2,653,528	3,022,117
Non-cash stock compensation	2,170,802	2,710,658
Goodwill impairment	-	1,508,440
Depreciation and amortization	819,758	774,130
Total operating expenses	30,359,488	30,023,328

Loss from operations	(10,716,875)	(14,879,188)

Other (Expenses) Income
Interest income	--	92,119
Interest expense	(1,933,764)	(8,021,605)
Total Other Expense	(1,933,764)	(7,929,486)

Net (Loss)	$(12,650,639)	$(22,808,674)
Dividends on preferred stock:
Stated dividends, Series D Preferred Stock	(1,267,435)	-
Exchange of warrants for Series C preferred stock	-	(1,326,335)
Exchange of warrants for Series C preferred stock	-	(1,250,000)
Net loss applicable to common stock	$(13,918,074)	$(25,385,009)

Net loss applicable to common stock per common share — Basic and diluted	$(0.89)	$(1.92)
Weighted average common shares outstanding — Basic and diluted	15,608,748	13,246,875

The accompanying notes are an integral part of these consolidated financial statements.

F4

WORLD RACING GROUP, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
As of December 31, 2007

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total

Balance, December 31, 2005	9,383	26,898,456	11,720,555	$1,172	$9,727,830	$(37,917,289)	$(1,289,831)
Value assigned to warrants issued in connection with the issuance of notes payable	—	—	—	—	1,715,113	—	1,715,113
Value assigned to stock options issued	—	—	—	—	1,695,347	—	1,695,347
Exchange of Notes payable and accrued interest into Series B preferred stock	460	1,381,356	—	—	—	—	1,381,356
Exchange of Series B & C preferred stock for Series D preferred stock:
Retirement of Series B&C preferred stock	(9,843)	(28,279,812)	—	—	—	—	(28,279,812)
Issuance of Series D preferred stock	9,843	28,279,812	—	—	—	—	28,279,812
Dividends on Series D Preferred Stock:
Increase in liquidation preference upon conversion	—	1,250,000	—	—	(1,250,000)	—	—
Series D Preferred Stock Issuance Cost	—	—	—	—	(1,326,335)	—	(1,326,335)
Exchange of Notes payable and accrued interest into Series D preferred stock	4,401	13,201,777	—	—	—	—	13,201,777
Issuance of Series D preferred stock	4,000	12,000,000	—	—	—	—	12,000,000
Series D conversions to common stock	(369)	(1,107,051)	369,017	37	1,107,014	—	—
Issuance of restricted stock	—	—	825,000	83	1,015,228	—	1,015,311
Common Stock issued in warrant exchange	—	—	1,459,924	146	(146)	—	—
Net loss		—	—	—	—	(22,808,674)	(22,808,674)
Balance, December 31, 2006	17,875	53,624,538	14,374,496	$1,438	$12,684,051	$(60,725,963)	$5,584,064
Value assigned to stock options, non-cash compensation expense	__	—	—	—	2,139,751	—	2,139,751
Value assigned to common stock issued, notes payable	—	—	1,828,750	183	1,382,380	—	1,382,563
Value assigned to preferred stock issued, notes payable	2,104	21	—	—	1,262,229	—	1,262,250
Restricted stock issued in exchange for services	—	—	105,000	10	31,041	—	31,051
Preferred stock issued, placement agent fees	1,270	13	—	—	761,987	—	762,000
Series D conversions to common stock	(191)	(572,232)	190,744	19	572,213	—	—
Stated dividends, Series D preferred stock	--	1,267,435	—	—	(1,267,435)	—	—
Series D exchange:
Series D, shares exchanged	(17,684)	(54,319,741)	—	—	—	—	(54,319,741)
Issuance of Series E and common stock	41,164	411	15,648,889	1,565	54,317,765	—	54,319,741
Net loss	—	—	—	—	—	(12,650,639)	(12,650,639)
Balance, December 31, 2007	44,538	445	32,147,879	$3,215	$71,883,982	$(73,376,602)	$(1,488,960)

The accompanying notes are an integral part of these consolidated financial statements.

F5

WORLD RACING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net (loss)	$(12,650,639)	$(22,808,674)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	819,758	774,130
Non-cash interest expense, notes payable	944,364	7,930,582
Non-cash stock compensation	2,170,802	2,710,658
Impairment of goodwill	-	1,508,440
Increase (decrease) in cash for changes in:
Accounts receivable	(94,613)	(42,437)
Inventory	99,825	21,979
Prepaid expenses and other current assets	(765,260)	145,360
Other non-current assets and long term prepaid expenses	193,139	271,171
Accounts payable	146,192	(714,390)
Accrued liabilities	(22,345)	661,042
Deferred revenue	292,014	43,476
Net cash (used in) operating activities	(8,866,763)	(9,498,663)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(377,539)	(440,469)
Net cash (used in) investing activities	(377,539)	(440,469)

Cash flows from financing activities:
Cash overdraft	-	(253,232)
Issuance of Preferred stock for cash	-	12,000,000
Cost of stock issuance	-	(1,326,335)
Payments of placement agent fees and other issuance costs	(968,517)	-
Payments on notes payable	(1,100,800)	(1,910,927)
Proceeds from issuance of notes payable	12,450,000	1,943,211
Net cash provided by financing activities	10,380,683	10,452,717
Net increase in cash and cash equivalents	1,136,381	513,585
Cash and cash equivalents, beginning of period	532,230	18,645
Cash and cash equivalents, end of period	$1,668,611	$532,230

Supplemental schedule of non-cash activities:
Exchange of warrants for Series E Preferred Stock	$762,000	$—
Conversion of Convertible Preferred Stock: Series B&C to Series D	$—	$28,279,812
Conversion of notes payable into Series D Preferred Stock	$—	$13,201,777
Cash payments for interest	$1,007,467	$428,855
Issuance of warrants with promissory notes	$—	$1,715,113
Issuance of common shares, secured note financing	$717,750	$—
Purchase of property through the issuance of notes	$232,300	$—
Issuance of Series E Preferred Shares, secured note financing	$1,262,250	$—
Short term notes exchanged for secured notes	$2,350,000	$—
Dividends, Series D Preferred Stock, exchanged for Series E Preferred	$1,267,435	$—
Non-cash revenue, barter agreements	$240,000	$166,000

The accompanying notes are an integral part of these consolidated financial statements.

F6

World Racing Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1	THE COMPANY

Nature of Business

References in this document to “the Company,” “Boundless,” “DIRT,” “WRG,” “we,” “us” and “our” mean World Racing Group, Inc. and its wholly owned subsidiaries.  Subsequent to the acquisition of DIRT Motorsports, Inc. in 2004, the Company began operating under the name DIRT MotorSports and in July 2005, the Company reincorporated in Delaware and changed the Company’s name from “Boundless Motor Sports Racing, Inc.” to “DIRT Motor Sports, Inc.” The Company changed its name to World Racing Group, Inc. in January 2008.

We are a leading marketer and promoter of motor sports entertainment in the United States.  Our motorsports subsidiaries operate 7 dirt motorsports tracks (four are owned and three facilities are under short term lease agreements) in New York, Pennsylvania and Florida.  We own and operate four of the premier sanctioning bodies in dirt motorsports:  the World of Outlaws; DIRTcar Racing formerly known as DIRT MotorSports and United Midwestern Promoters (UMP); and the Mid America Racing Series (MARS).  Through these sanctioning bodies we organize and promote national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series, and we expect to sanction races at nearly 200 tracks across the United States and Canada in 2007.

In 2008, we intend to focus on streamlining our operations, and growing our ticket and merchandising sales, sanctioning, membership and license fees, as well as our sponsorship and advertising revenue, while expanding our position as a premier motor sports entertainment company.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $12.7 million for the year ended December 31, 2007.  The Company has an accumulated deficit of $73.4 million and has a deficit net worth of $1.5 million as of December 31, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against the Company and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania,  in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between the Company and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  The Company answered RTA’s complaint denying all claims, and intends to vigorously defend the allegations set forth in the complaint.  The Court has conducted an initial scheduling conference.  The case is presently in its initial stages, and paper discovery has only recently begun.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.  An adverse outcome regarding this litigation could have a materially adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs.  Management currently intends to seek additional financing prior to the end of the quarter ending June 30, 2008, as current sources of liquidity may be insufficient to provide for its budgeted and anticipated working capital requirements.  No assurances can be given that such capital will be available to the Company on acceptable terms, if at all.  If the Company is unable to obtain additional financing when they are needed or if such financing cannot be obtained on terms favorable to us or if the Company is unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

To attain profitable operations, management’s plan is to (i) increase the number of sanctioned events; (ii) leverage existing owned and leased tracks to generate ancillary revenue streams; (iii) partner with existing promoters to create additional marquis events; and (iv)  continue to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise.   If the Company is

F7

unsuccessful in its plan, we will continue to be dependent on outside sources of capital to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of World Racing Group, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $240,000 and $166,000 of total revenues for the years ended December 31, 2007 and 2006 respectively.

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

Net Loss Per Share and Warrants Outstanding

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the years ended December 31, 2007 and 2006, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
F8

	December 31
	2007	2006
Net (Loss)	$(12,650,639)	$(22,808,674)
Net loss applicable to common stock	$(13,918,074)	$(25,385,009)
Net loss applicable to common stock per common share — Basic and diluted	$(0.89)	$(1.92)
Weighted average common shares outstanding — Basic and diluted	15,608,748	13,246,875

In addition, as of December 31, 2007, the Company’s Series E Preferred Stock was convertible into 44.5 million shares of common stock and the Company had warrants outstanding to purchase 1.0 million common shares and options to purchase 1.8 million shares of common stock None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

In addition, as of December 31, 2006, the Company’s Series D Preferred Stock was convertible into 17.9 million shares of common stock and the Company had warrants outstanding to purchase 5.2 million common shares and options to purchase 2.0 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at December 31, 2007.  These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Placement agent warrants	581,266	$2.99	3.5
UMP acquisition warrants	40,000	$3.65	0.8
Other Warrants	375,059	$3.00	3.6
Stock options	1,824,000	$3.42	3.2

Total warrants and stock options outstanding	2,820,325	$3.28	3.3

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from three to 40 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

Purchase Accounting

The Company accounted for its acquisitions of assets in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS No. 142). SFAS no. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

F9

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives are to be amortized over the respective estimated useful lives or anticipated future cash flow streams when appropriate.

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company’s financial position.

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of December 31, 2007, the Company had bank deposits in excess of FDIC insurance of approximately $1.4 million.

New Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which amends FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (QSPE) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

 In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company files tax returns in the United States and various state jurisdictions.  The Company’s

F10

2003-2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. The Company may have nexus in more states than it is currently filing tax returns.  Thus, upon examination, the company could be required to file additional tax returns.  Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for non-controlling interests in consolidated financial statements. A non-controlling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions. This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value~~.~~” At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.

In December 2007, the Securities and Exchange Commission issued SAB 110, Certain Assumptions Used in Valuation Methods, which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. Prior to SAB 110, SAB 107 stated that the simplified method was only available for grants made up to December 31, 2007.

F11

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are assessing the impact of the adoption of this Statement.

Stock-Based Compensation

The Company’s 2004 Long Term Incentive Plan (2004 Plan) provides for the grant of share options and shares to its employees for up to 3,950,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have five year contractual terms. Share awards generally vest over three years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2004 Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, (SFAS No. 123(R)), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), the Company accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 were $2.2 million greater than if the Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.16 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (excess tax benefits) to be classified as financing cash inflows.  The Company did not report any excess tax benefits as financing cash inflows for the year ended December 31, 2006.

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

The following table provides information relating to outstanding stock options for the year ended December 31, 2007:

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

A summary of the status of stock options and related activity for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractural Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,040,000	$3.54	3.7	$-
Granted	123,000	1.83
Exercised	(339,000)	3.59

Options outstanding at December 31, 2007	1,824,000	$3.42	3.2	$-

Options exercisable at December 31, 2007	1,130,000	$3.64	2.7	$-

Unrecognized compensation expense as of December 31, 2007 related to outstanding stock options and restricted stock grants were $2.0 million.
F12

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006	Depreciable Life
Land	$6,916,338	$6,916,338	N/A
Buildings and grandstands	3,444,624	3,288,759	7 - 40 years
Transportation equipment	1,669,309	1,491,179	5 - 7 years

Office furniture and equipment	743,663	467,819	3 - 7 years
	12,773,934	12,164,095
Less accumulated depreciation	(2,473,458)	(1,716,462)
Property and equipment, net	$10,300,476	$10,447,633

Depreciation is computed on a straight-line basis. Depreciation expense for the years ended December 31, 2007 and 2006 was $756,996 and $698,166, respectively.

NOTE 5	GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE 6	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2007 and 2006 consisted of the following:

	December 31,	December 31,
	2007	2006
Points fund	$587,875	$453,150
Interest	84,378	74,913
Salaries, wages and other compensation and benefits	170,263	195,770
Sales taxes	64,548	158,728
Office closure and relocation	79,639	114,611
Acquisition liabilities	15,000	42,532
Other accrued liabilities	123,701	108,045

Total Accrued Liabilities	$1,125,404	$1,147,749

NOTE 7	DEFERRED REVENUE

Deferred revenues at December 31, 2007 and 2006 consisted of the following:

	December 31,	December 31,
	2007	2006

Sanction fee advances	$123,017	$12,958
Season ticket sales, advance ticket sales	98,416	107,816
Membership prepayments	19,095	-
Sponsorship prepayments	180,910	8,650

	$421,438	$129,424

F13

NOTE 8	NOTES PAYABLE

From May 2005 through April 2006 we issued $12.4 million in promissory notes payable to existing shareholders.  These notes were classified as current, due and payable on the first to occur of:  (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes.  These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and was payable on a quarterly basis.  The Company issued warrants to purchase 1,948,510 shares of our common stock at an exercise price of $4.50 in connection with these notes.  The warrants were valued based on the Black-Scholes fair value method and the value was recorded as a non-cash debt discount and was being amortized over the life of the notes.  In connection with the Series D Preferred Stock financing in May 2006, we repaid $867,506 of these notes plus accrued interest and we exchanged the remaining $11.6 million in notes plus accrued interest into 4,401 shares of our Series D Preferred stock and issued Series D warrants to purchase 1,320,178 shares of our common stock at an exercise price of $4.50.  At the time of conversion, the company recognized the remaining unamortized debt discount as interest expense in 2006.  Additionally, the Company recognized interest expense for the conversion of the notes at 110% into Series D preferred stock (Note 9).

During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances.  Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of December 31, 2007.

Beginning in March 2007, the Company issued to several of its principal shareholders $2.3 million in short-term secured promissory notes payable. The short-term notes bear interest at 8% per year and were secured by the assets of the Company.  The proceeds from these notes were used to fund the working capital needs of the Company.   An estimate of the fair value of the common shares expected to be issued upon the completion of a secured note financing has been recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and was recognized as interest expense in the second quarter of 2007 in the amount of $0.7 million. In September 2007, the Company completed the initial closing of a secured note financing (Note Financing). At the closing, we issued $12.0 million principal amount of our senior secured promissory notes (the "Senior Notes") to a limited number of accredited investors pursuant to a Note Purchase Agreement by and among us and the investors (Note Purchase Agreement). The purchase price consisted of $10,150,000 of cash proceeds and cancellation of $1,850,000 principal amount of outstanding short-term notes (Short-Term Notes). We used approximately $470,000 of the proceeds to repay certain unsecured indebtedness and approximately $650,000 to repay the Short-Term Notes. Under the terms of the Note Purchase Agreement, we may issue up to an additional $3.0 million principal amount of Senior Notes.

The Senior Notes are due March 15, 2010 and accrue interest at the rate of 12.5% per annum payable quarterly on each of December 15, March 15, June 15 and September 15. Upon issuance, we prepaid $1,167,347 of interest, representing the first three (3) interest payments. Commencing September 15, 2008, interest due under the Senior Notes is payable at our option in cash or additional Senior Notes that will accrue interest at 13.5% per annum. The Senior Notes are secured by substantially all of the assets of the Company and our subsidiaries, including our four race tracks, pursuant to a Security Agreement (Security Agreement) and mortgages (Mortgages) by and among us, certain of our subsidiaries, and the lenders. The Senior Notes contain various standard and customary covenants, including prohibitions on incurring additional indebtedness, except under certain limited circumstances, or granting a security interest in any of our properties. Our obligations under the Senior Notes are guaranteed by our principal operating subsidiaries pursuant to a Subsidiary Guarantee (Guarantee) by and among us, our principal operating subsidiaries, and the lenders.

The Senior Notes were issued together with 275,000 shares of common stock, $.0001 par value per share ("Common Stock"), for each $1.0 million principal amount of Senior Notes purchased. If the foregoing issuance would result in any investor becoming the beneficial owner of more than 4.99% of our Common Stock, such investor was issued shares of our Series E Convertible Preferred Stock, $.01 par value per share, convertible into a like number of shares of Common Stock (Series E Shares). We issued an aggregate of 1,828,750 shares of Common Stock and 2,103.75 Series E Shares convertible into an aggregate of 2,103,750 additional shares of Common Stock. Pursuant to prior agreement, at the closing we also issued an aggregate of 632,500 shares of Common Stock to the holders of the Short-Term Notes.   The fair value of the Common Stock and Series E shares was recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and will be recognized as interest expense through the maturity of the Secured Notes.

F14

Notes payable at December 31, 2007 consisted of the following:

•	$12.0 million of Senior Notes due March 15, 2010 bearing interest at 12.5% per annum payable quarterly. These notes are secured by substantially all of the assets of the Company and our subsidiaries.
•
$2,340,000 note payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 10% annually payable each November.  The balance is due in a $500,000 installment on November 7, 2008, a $900,000 installment on November 7, 2009 and the remaining balance and unpaid interst due upon maturity on November 7, 2010.  As part of the agreement to extend the date of maturity of the note, the Company has agreed to pay the holder any additional taxes due related to the repayment of the note due to changes in tax rates or regulations.

•
$2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010.  The outstanding principle balance on this note was $1,681,927 as of December 31, 2007.  This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.

•	$274,291 in various vehicle notes payable, bearing interest at rates ranging from 6.25% to 8.25% and due in monthly installments of principal and interest through December 2026.

The aggregate amounts of maturities of debt during each of the years ending December 31, 2008 through 2012 and thereafter are:

2008	$689,208
2009	1,106,732
2010	14,361,450
2011	18,292
2012 and thereafter	120,637
$16,296,219
Less: Note Discount	(2,515,966)
$13,780,253

Notes payable at December 31, 2006 consisted of the following:

•
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

•	$423,000 note payable to an individual bearing interest at 8% and payable on or before June 15, 2007.

•	$100,528 in various vehicle notes payable, bearing interest at 6.25% and due in monthly installments of principal and interest through February 2011.

NOTE 9	STOCKHOLDERS’ EQUITY

In series of transactions completed on May 19, 2006, effective May 16, 2006, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement pursuant to which the Company issued and sold 4,000 shares of Series D Convertible Preferred Stock (Series D Stock) and warrants to purchase 1,200,000 shares of our common stock, $0.0001 par value per share (Series D Warrants), for an aggregate purchase price of $12,000,000. The Series D Stock was convertible into an aggregate of 4,000,000 shares of common stock, representing a conversion price of $3.00 per share.

The Company also entered into exchange agreements pursuant to which each of its issued and outstanding shares of Series B Convertible Preferred Stock, par value $.01 per share (Series B Stock), and Series C Convertible Preferred Stock, par value $.01 per share (Series C Stock), were exchanged for an aggregate of 9,843.3 shares of the Company’s Series D Stock. The shares of Series D Stock issued in this exchange were convertible into 9,843,270 shares of common stock, the same number of shares of our common stock as the original Series B Stock and Series C Stock could have been converted.
F15

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

The Series D Warrants had a term of five years and were exercisable at an exercise price of $4.50 per share.

On December 14, 2007, the Company received consent agreements from holders of 100% of the issued and outstanding shares of our Series D Convertible Preferred Stock (Series D Stock), representing 17,684 shares. Under the terms of the consent agreement, each holder received 3,000 shares of common stock for each share of Series D Stock held by such holder, or shares of Series E Convertible Preferred Stock, convertible into an equivalent number of shares of common stock (Series D Exchange). As a result of the Series D Exchange, we eliminated approximately $54.3 million in liquidation preference associated with the Series D Stock, and accrued dividends, and issued 15.7 million shares of common stock and 41,164 shares of Series E Convertible Preferred Stock convertible into 41.2 million shares of common stock.

In connection with the execution of the Consent Agreement, all warrants held by each holder of Series D Stock were surrendered and cancelled, and each holder received two shares of common stock for every three warrants held by such holder (Warrant Exchange). As a result of the Warrant Exchange, the Company issued approximately 15,648,889 shares of common stock and 41,164 shares of Series E Convertible Preferred Stock convertible into 41,164,000 shares of common stock.

The Company’s Series E Convertible Preferred Stock shall rank prior to the Company’s Common Stock and has a par value of $0.01 per share for purposes of liquidation preference.  The maximum number of shares of Series E Preferred Stock shall be 50,000 shares.  The Series E Preferred Stock has no voting rights other than as a class as related to the ownership of Series E Preferred Stock.  Each share of Series E Preferred Stock is convertible into 1,000 shares of Common Stock.  No dividends are payable to the holders of the Series E Preferred Stock.

NOTE 10	RELATED PARTY TRANSACTIONS

The Company rented office space for its corporate offices in Norman, Oklahoma, on a month-to-month basis through April 2006, from an entity controlled by its former CEO.  During the years ended December 31, 2006, the Company incurred $102,969 of rent expense for these offices.  On May 1, 2006, the Company moved into office space not owned by its former CEO.

During 2007 and 2006, the Company obtained its business liability, event liability, participant accident, automobile and commercial property and casualty insurance from a Company in which Tom W. Deery, the Company’s Chief Operating Officer was previously employed.  Mr. Deery resigned as an officer of the insurance company prior to becoming an employee of the Company.  Premiums paid for the aforementioned insurance coverage during 2007 and 2006 totaled $380,000 and $320,000, respectively.

NOTE 11	INCOME TAXES

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

The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2007 and December 31, 2006 are as follows:

At December 31, 2007, the Company had net operating loss carry forwards of approximately $45.0 million for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of December 31, 2007 and December 31, 2006:

	December 31,
	2007	2006
Deferred income tax assets
Tax effect of impairment of goodwill in excess of amounts
amortized for income tax reporting purposes	$3,361,000	$3,512,000
Tax effect of net operating loss carry forward	17,338,000	13,432,000
Tax effect of stock based compensation	1,879,000	1,044,000
Deferred income tax liabilities
Tax effect of tax depreciation in excess of book depreciation	(252,000)	(168,000)
	$22,326,000	$17,820,000
Valuation allowance	(22,326,000)	(17,820,000)
Net deferred tax asset	$-	$-

F16

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the year ended December 31, 2007 and December 31, 2006 are as follows:

	December 31,
	2007	2006
Income tax benefit – Federal	$4,301,000	$7,755,000
Income tax benefit – State	569,000	1,026,000
Permanent differences, non-cash interest expense	(363,000)	(3,203,000
Less valuation allowance	(4,507,000)	(5,578,000)
Income tax provision	$-	$-

At December 31, 2007, the Company had available unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year of Expiration	Amount
2023	$475,000
2024	5,025,000
2025	14,256,000
2026	15,132,000
2027	10,146,000
Total net operating loss carryforwards	$45,034,000

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 . FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109,  Accounting for Income Taxes . FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not believe it has any material unrealized tax benefits at December 31, 2007.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003.

NOTE 12	COMMITMENTS

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

F17

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

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
	Total	2008	2009	2010	2011	Thereafter
Operating leases	$777,901	$277,616	$139,931	$142,285	$144,694	$73,375

Operating lease expense for 2007 and 2006 was $276,397 and $160,100, respectively.

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at December 31, 2006 was $1.5 million.

NOTE 13	LITIGATION AND CONTINGENCIES

Race Tires America, Inc., a division of Specialty Tires of America, Inc. and Specialty Tires of America, Inc., (RTA), has brought a civil action against the Company in the United States District Court for the Western District of Pennsylvania.  This civil action was brought by RTA against Hoosier Racing Tire Corp. (Hoosier) and the Company in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies of the Company in combination with Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  The Company has answered RTA’s complaint denying all claims, and intends to vigorously defend the allegations set forth in the complaint.  The Court has conducted an initial scheduling conference.  The case is presently in its initial stages, and paper discovery has only recently begun.  As such, the Company cannot express with any certainty at this time an opinion as to the outcome of this matter.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

F18