Form 10-Q
period 2008-03-31
DIRT MOTOR SPORTS, INC.
filed 2008-05-15
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
0-18045

Commission File Number

World Racing Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0284113
(State of incorporation)	(IRS Employer Identification No.)

7575 West Winds Blvd, Suite D, Concord, North Carolina 28027

(Address of principal executive offices)

(704) 795-7223

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of May 12, 2008, the issuer had 32,546,735 outstanding shares of Common Stock.

PART I
FINANCIAL INFORMATION

ITEM  1.                                FINANCIAL STATEMENTS
WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 (Derived from audited financial statements)
ASSETS
Current assets
Cash and cash equivalents	$261,400	$1,668,611
Accounts receivable — trade	987,919	317,678
Inventory	121,259	10,252
Prepaid interest, secured notes	360,712	721,424
Prepaid expenses and other current assets	876,393	746,982
Total current assets	2,607,683	3,464,947
Land, buildings and equipment, net	10,340,991	10,300,476
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537 in 2008 and 2007	—	—
Other assets, net of amortization of $320,852 in 2008 and $209,598 in 2007	482,431	593,685
Total assets	$13,531,105	$14,459,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,119,821	$620,973
Accrued liabilities	936,495	1,125,404
Deferred revenues	1,234,446	421,438
Notes payable, current portion	1,315,982	689,208
Total current liabilities	4,606,744	2,857,023
Notes payable, net of discount of $2,236,414 in 2008 and $2,515,966 in 2007	13,031,350	13,091,045
Total liabilities	17,638,094	15,948,068

Stockholders' Equity (Deficit)
Series E Preferred stock, $0.01 par value; 50,000 shares authorized: 44,859 shares issued and outstanding at March 31, 2008 and December 31, 2007	449	449
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,546,735 and 32,147,879 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,255	3,215
Additional paid-in capital	72,441,467	71,883,978
Accumulated deficit	(76,552,160)	(73,376,602)
Total stockholders' equity (deficit)	(4,106,989)	(1,488,960)
Total liabilities and stockholders' equity	$13,531,105	$14,459,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Revenues
Race sanctioning and event fees	$552,194	$586,568
Admission fees and ticket sales	1,510,546	1,419,716
Sponsorship and advertising revenue	775,052	368,245
Merchandise sales	53,339	57,065
Other revenue	52,848	42,484
Total revenues	2,943,979	2,474,078

Operating expenses
Track and event operations	3,159,906	2,823,889
Sales and marketing	674,295	375,864
Merchandise operations and cost of sales	81,036	62,519
General and administrative	625,783	763,275
Non-cash stock compensation	557,529	453,104
Depreciation and amortization	212,955	201,739
Total operating expenses	5,311,504	4,680,390

Loss from operations	(2,367,525)	(2,206,312)

Other (Expenses) Income
Interest expense, net	(808,033)	(78,150)
Total Other Expense	(808,033)	(78,150)

Net (Loss)	(3,175,558)	$(2,284,462)

Net loss applicable to common stock	(3,175,558)	$(2,284,462)

Net loss applicable to common stock per common share — Basic and diluted	$(0.10)	$(0.16)
Weighted average common shares outstanding — Basic and diluted	32,152,262	14,529,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three months ended March 31, 2008

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2007	44,859	$449	32,147,879	$3,215	$71,883,978	$(73,376,602)	$(1,488,960)
Value assigned to stock options, restricted stock and warrants, non-cash compensation expense	—	—	100,000	10	467,900	—	467,910

Restricted stock issued in exchange for services	—	—	96,000	10	28,790	—	28,800

Restricted stock issued in exchange for warrants	—	—	202,856	20	60,799	—	68,819

Net loss	—	—	—	—	—	(3,175,558)	(3,175,558)
Balance, March 31, 2008	44,859	$449	32,546,735	$3,255	$72,441,467	$(76,552,160)	$(4,106,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss)	$(3,175,558)	$(2,284,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,955	201,739
Non-cash interest expense	279,552
Non-cash stock compensation	557,529	453,104
Increase (decrease) in cash for changes in:
Accounts receivable	(670,241)	46,759
Inventory	(111,007)	46,789
Prepaid expenses and other current assets	231,301	50,431
Other non-current assets	91,499	42,614
Accounts payable	498,848	408,732
Accrued liabilities	(188,909)	(180,580)
Deferred revenue	813,008	614,214
Net cash (used in) operating activities	(1,461,023)	(600,660)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(233,715)	(164,003)
Net cash (used in) investing activities	(233,715)	(164,003)

Cash flows from financing activities:
Payments on notes payable	(48,398)	(67,509)
Proceeds from issuance of notes payable	335,925	600,000
Net cash provided by financing activities	287,527	532,491
Net increase (decrease) in cash and cash equivalents	(1,407,211)	(232,172)
Cash and cash equivalents, beginning of period	1,668,611	532,230
Cash and cash equivalents, end of period	$261,400	$300,058

Supplemental schedule of non-cash activities:
Purchase of vehicles and equipment through the issuance of notes	$-	$232,300
Cash payments for interest	$127,629	$37,054
Non-cash revenues and expenses, barter agreements	$-	$38,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.	DESCRIPTION OF BUSINESS

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

We market and promote motor sports entertainment in the United States.  Our motorsports subsidiaries operate seven dirt motor sports tracks (four are owned and three facilities are under short term lease agreements) in New York, Pennsylvania and Florida.  We own and operate four sanctioning bodies in dirt motor sports:  the World of Outlaws; DIRTcar Racing formerly known as DIRT MotorSports and United Midwestern Promoters (UMP); and the Mid America Racing Series (MARS).  Through these sanctioning bodies we organize and promote national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series.

NOTE 2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $12.7 million for the year ended December 31, 2007 and a net loss of $3.2 million for the three months ended March 31, 2008.  The Company has an accumulated deficit of $76.6 million and negative working capital of $2.0 million as of March 31, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs.  Management currently intends to seek additional financing prior to the end of the quarter ending June 30, 2008, as current sources of liquidity may be insufficient to provide for its budgeted and anticipated working capital requirements.  No assurances can be given that such capital will be available to the Company on acceptable terms, if at all.  If the Company is unable to obtain additional financing when it is needed or if such financing cannot be obtained on terms favorable to us or if the Company is unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

To attain profitable operations, management’s plan is to (i) increase the number of sanctioned events; (ii) leverage existing owned and leased tracks to generate ancillary revenue streams; (iii) partner with existing promoters to create additional marquis events; and (iv)  continue to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise.   If the Company is unsuccessful in its plan, we will continue to be dependent on outside sources of capital to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 8-03 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to the seasonal nature of the Company’s business.

The factors discussed in Footnote 2 above raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $38,400 of total revenues for the quarter ended March 31, 2007 with no amounts in the quarter ended March 31, 2008, respectively.

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

Net Loss Per Share and Warrants Outstanding

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the quarters ended March 31, 2008 and 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	March 31
	2008	2007
Net (Loss)	$(3,175,558)	$(2,284,462)
Net loss applicable to common stock	$(3,175,558)	$(2,284,462)
Net loss applicable to common stock per common share — Basic and diluted	$(0.10)	$(0.16)
Weighted average common shares outstanding — Basic and diluted	32,152,262	14,529,211

In addition, as of March 31, 2008, the Company’s Series E Preferred Stock was convertible into 44.9 million shares of common stock and the Company had warrants outstanding to purchase 1.0 million common shares and options to purchase 0.4 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at March 31, 2008.  These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Placement agent warrants	275,803	$2.99	3.2
UMP acquisition warrants	40,000	$3.65	0.8
Other Warrants	625,059	$1.69	3.0
Stock options	420,000	$3.95	2.9

Total warrants and stock options outstanding	1,360,862	$2.71	3.0

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

Intangible Assets

Upon its inception, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are not to be amortized but are tested for impairment at least annually. Intangible assets with definite useful lives are to be amortized over the respective estimated useful lives or anticipated future cash flow streams when appropriate.

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of March 31, 2008, the Company had bank deposits in excess of FDIC insurance of approximately $0.1 million.

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

In June 2006, the FASB issued FIN 48, which clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company files tax returns in the United States and various state jurisdictions.  The Company’s 2003-2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. The Company may have nexus in more states than it is currently filing tax returns.  Thus, upon examination, the Company could be required to file additional tax returns.  Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $2.2 million greater than if the Company had continued to account for share-based compensation under APB No. 25. Also, basic and diluted losses per share were approximately $0.16 per share higher as a result of the adoption. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (excess tax benefits) to be classified as financing cash inflows.  The Company did not report any excess tax benefits as financing cash inflows for the year ended December 31, 2006.

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

The following table provides information relating to outstanding stock options as of March 31, 2008 however the Company did not grant any stock options in 2008:

Expected volatility	58%
Expected life in years	2.0
Weighted average risk free interest rate	4.66

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

A summary of the status of stock options and related activity as of March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,824,000	$3.42	3.2	$ -
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(1,404,000)	3.26

Options outstanding at March 31, 2008	420,000	$3.95	2.9	$ -

Options exercisable at March 31, 2008	395,000	$3.90	2.9	$ -

Unrecognized compensation expense as of March 31, 2008 related to outstanding stock options and restricted stock grants were $ 2.0 million.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007	Depreciable Life

Land	$6,916,338	$6,916,338	N/A
Buildings and grandstands	3,423,859	3,444,624	7 - 40 years
Transportation equipment	1,863,927	1,669,309	5 - 7 years
Office furniture and equipment	781,698	743,663	3 - 7 years
	12,985,822	12,773,934
Less accumulated depreciation	(2,644,831)	(2,473,458)
Property and equipment, net	$10,340,991	$10,300,476

Depreciation is computed on a straight-line basis. Depreciation expense for the three month periods ended March 31, 2008 and 2007 was $193,200 and $187,403, respectively.

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 4, the Company conducts an annual impairment test as required by SFAS No. 142. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using the expected present value of future cash flows from those units. The World of Outlaws acquisition, the DIRT acquisition, the UMP acquisition, the MARS acquisition, and the Lernerville acquisition were treated as separate reporting units for purposes of making these impairment calculations.  During the year ended September 30, 2004, an impairment of $2,954,978 was recorded related to 2004 acquisitions.  During the year ended December 31, 2005, impairments related to the goodwill associated with the acquisition of the World of Outlaws, UMP and Dirt was determined to be impaired by $2,027,248, $2,218,171 and $1,611,700 respectively.  In addition, the trademark associated with the World of Outlaws was determined to be impaired by $142,452.  These amounts were charged to current earnings for the quarter ended September 30, 2005.  The Company evaluated again in 2006 and it was determined that the remaining goodwill for each reporting unit was fully impaired and the remaining amounts recorded as goodwill were impaired and during the year ended December 31, 2006, an impairment of $1,508,440 was recorded related to the goodwill associated with the acquisitions of the UMP, MARS and Lernerville was determined to be impaired by $812,715, $148,000 and $547,725, respectively.

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007

Points fund	$124,573	$587,875
Interest	124,517	84,378
Salaries, wages and other compensation and benefits	254,193	170,263
Sales taxes	242,532	64,548
Office closure and relocation	92,639	79,639
Acquisition liabilities	15,000	15,000
Other accrued liabilities	83,041	123,701

Total Accrued Liabilities	$936,495	$1,125,404

NOTE 8.	DEFERRED REVENUE

Deferred revenues at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007

Sponsorship prepayments	$892,748	$180,910
Sanction fee advances	149,920	123,017
Season ticket sales, advance ticket sales	118,889	98,416
Membership fees	72,889	19,095

	$1,234,446	$421,438

NOTE 9.	NOTES PAYABLE

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

Beginning in March 2007, the Company issued to several of its principal shareholders $2.3 million in short-term secured promissory notes payable (Short-Term Notes). The Short-Term Notes bear interest at 8% per year and were secured by the assets of the Company.  The proceeds from the Short-Term Notes were used to fund the working capital needs of the Company.   An estimate of the fair value of the common shares expected to be issued upon the completion of a secured note financing has been recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and was recognized as interest expense in the second quarter of 2007 in the amount of $0.7 million. In September 2007, the Company completed the initial closing of a secured note financing (Note Financing). At the closing, we issued $12.0 million principal amount of our senior secured promissory notes (Senior Notes) to a limited number of accredited investors pursuant to a Note Purchase Agreement by and among us and the investors (Note Purchase Agreement). The purchase price consisted of $10,150,000 of cash proceeds and cancellation of $1,850,000 principal amount of outstanding Short-Term Notes. We used approximately $470,000 of the proceeds to repay certain unsecured indebtedness and approximately $650,000 to repay the Short-Term Notes. Under the terms of the Note Purchase Agreement, we may issue up to an additional $3.0 million principal amount of Senior Notes.

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

Notes payable at March 31, 2008 consisted of the following:

●	$12.0 million of Senior Notes due March 15, 2010 bearing interest at 12.5% per annum payable quarterly. These notes are secured by substantially all of the assets of the Company and our subsidiaries.
●
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

●
 $2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010.  The outstanding principle balance on this note was $1,648,566 as of March 31, 2008.  This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.

●	$595,180 in various vehicle notes payable, bearing interest at rates ranging from 6.25% to 8.25% and due in monthly installments of principal and interest through December 2026.

The aggregate amounts of maturities of debt during each of the years ending December 31, 2008 through 2012 and thereafter are:

Remainder of 2008	$822,461
2009	1,132,138
2010	14,386,856
2011	43,599
2012	38,584
Thereafter	160,108
$16,583,746
Less: Note Discount	(2,236,414)
$14,347,332

NOTE 10.	STOCKHOLDERS’ EQUITY

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

The Company also issued 4,400 shares of Series D Stock and 1,320,178 Series D Warrants in exchange of $12,001,616 of short term promissory notes in connection with the Series D financing. Further, warrants to purchase an aggregate of 5,839,701 shares of common stock, at exercise prices ranging from $3.00 to $5.00 per share, were cancelled and exchanged into an aggregate of 917,187 shares of our common stock and warrants to purchase 542,738 shares of our common stock at $.001 exercise price with a term of five years.

The Series D Warrants had a term of five years and were exercisable at an exercise price of $4.50 per share.

On December 14, 2007, the Company received consent agreements from holders of 100% of the issued and outstanding shares of our Series D Stock, representing 17,684 shares (Consent Agreements). Under the terms of the Consent Agreements, each holder received 3,000 shares of common stock for each share of Series D Stock held by such holder, or shares of Series E Convertible Preferred Stock, convertible into an equivalent number of shares of common stock (Series D Exchange).   In connection with the execution of the Consent Agreements, all warrants held by each holder of Series D Stock were surrendered and cancelled, and each holder received two shares of common stock for every three warrants held by such holder (Warrant Exchange).  As a result of the Series D Exchange and Warrant Exchange, we eliminated approximately $54.3 million in liquidation preference associated with the Series D Stock, and accrued dividends, and issued 15.7 million shares of common stock and 41,164 shares of Series E Convertible Preferred Stock convertible into 41.2 million shares of common stock.
The Company has designated 50,000 shares of preferred stock as Series E Convertible Preferred Stock, which rank senior to the Company’s common stock in the event of a liquidation.  The Series E Preferred Stock has no voting rights other than class voting rights provided by applicable law.  Each share of Series E Preferred Stock is convertible into 1,000 shares of common stock.  No dividends are payable to the holders of the Series E Preferred Stock.

NOTE 11.	INCOME TAXES

The Company accounts for income taxes under Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

At March 31, 2008, the Company had net operating loss carry forwards of approximately $47.4 million for federal income tax purposes.

The statutory income tax benefit resulting from the Company’s net operating loss carry forwards has been fully reserved.  The valuation allowance has been provided due to the uncertainty that the Company will generate future profitable operations to utilize this net operating loss carry forward.

NOTE 12.	COMMITMENTS

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

The Company entered into a lease for a new corporate facility in Concord, North Carolina for approximately 9,000 square feet of office and 7,000 square feet of warehouse space.  It is leased under a 62 month lease for $9,492 per month for the first year escalating annually to $10,275 in year five.

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012 and Thereafter
Operating leases	$777,901	$277,616	$139,931	$142,285	$144,694	$73,375

Operating lease expense for the quarter ended March 31, 2008 and 2007 was $74,379 and $24,625, respectively.

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at March 31, 2008 was $0.4 million.

NOTE 13.	LITIGATION AND CONTINGENCIES

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

NOTE 14.	SUBSEQUENT EVENTS

On May 14, 2008, the Company issued $3.0 million in additional Senior Notes due March 15, 2010.  The Senior Notes were issued to existing Senior Note Holders and were issued under the terms of a Note Purchase Agreement, dated September 27, 2007 which allowed for the issuance of up to $15.0 million in Secured Notes.  The Senior Notes accrue interest at the rate of 12.5% per annum payable quarterly on each of December 15, March 15, June 15 and September 15. Commencing September 15, 2008, interest due under the Senior Notes is payable at our option in cash or additional Senior Notes that will accrue interest at 13.5% per annum. The Senior Notes are secured by substantially all of the assets of the Company and our subsidiaries, including our four race tracks, pursuant to a Security Agreement (Security Agreement) and mortgages (Mortgages) by and among us, certain of our subsidiaries, and the lenders. The Senior Notes contain various standard and customary covenants, including prohibitions on incurring additional indebtedness, except under certain limited circumstances, or granting a security interest in any of our properties. Our obligations under the Senior Notes are guaranteed by our principal operating subsidiaries pursuant to a Subsidiary Guarantee (Guarantee) by and among us, our principal operating subsidiaries, and the lenders.

The Senior Notes were issued together with 275,000 shares of our common stock for each $1.0 million principal amount of Senior Notes purchased. We issued an aggregate of 825,000 shares of common stock in May 2008. The fair value of the common stock will be recorded as an increase in additional paid in capital and will be recorded as a discount to the Senior Notes payable and will be recognized as interest expense through the maturity date of the Secured Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page 3 of this Quarterly Report. This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act.  All statements, other than statements of historical fact, included in this Form 10-Q that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, that could cause actual results to differ materially from results proposed in such statements.  These include, but are not limited to, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control, as well as those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Results of Operations – Impact of Seasonality and Weather on Quarterly Results

In 2007, we scheduled 84 World of Outlaw Sprint Series races, 56 World of Outlaw Late Model Series Races, 27 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series.  In 2008, we have scheduled 83 World of Outlaw Sprint Series races, 56 World of Outlaw Late Model Series Races, 27 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series.   Most of these events are scheduled in the period from March to November each year.   As a result, our business has been, and is expected to remain, highly seasonal.

During the first quarter of 2008, inclement weather had a significant negative impact on the operations of our World of Outlaws Sprint Car Series (Series).  We had fifteen events scheduled and were only able to complete seven events during the quarter.   We have rescheduled 4 of these events in the second and third quarter 2008; the remaining events have been cancelled.  Had we completed the races as scheduled, we estimate that we would have generated an additional $0.5 million in total revenues.  Additionally, many of the Series' operating costs, including personnel costs and travel costs, were incurred during the quarter in preparation for the events.  The reduction in the number of events completed also impacted our merchandise sales, as our mobile store fronts continued to incur operating costs without having the ability to sell merchandise at the events that were cancelled.  Similar weather conditions have affected financial performance to date in the second quarter of 2008; however, we have had numerous successful events and believe that the impact from inclement weather is isolated.  Series' operations and merchandise operations are anticipated to improve for the remainder of 2008.

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

We market and promote outdoor motorsports events.  Weather conditions surrounding these events affect the completion of scheduled racing, the sale of tickets and the sale of merchandise and concessions.   Poor weather conditions can have a negative effect on our results of operations.   Additionally, our owned and operated tracks are currently concentrated in New York, Pennsylvania and Florida and adverse weather conditions in these regions could have a greater negative effect on our results of operations.

Results of Operations – Comparison of Three months ended March 31, 2008 (“2008”) and 2007 (“2007”)

Revenues – Our total revenues increased from to $2.9 million in 2007 from $2.5 million in 2007.

Race sanctioning and event fees revenue decreased to $520,000 in 2008 from $580,000 in 2007.  This decrease is due a decrease in the number of sanctioned events completed in 2008 as compared to 2007, particularly in the World of Outlaws Sprint Series. These events were cancelled or postponed until later in 2008 due to inclement weather.  In 2008, we completed 4 sanctioned events at non-owned facilities and 3 events at our facilities. In 2007 we completed 8 sanctioned events at non-owned facilities and 3 events at our facilities. In 2008 and 2007 we completed 10 and 5 World of Outlaw Late Model Series Events, respectively.  We expect sanction fees to reflect the increase in the number of sanctioned events at non-affiliated facilities for the remainder of 2008 as compared to 2007.

During 2008 we generated $1.51 million in track operations, ticket and concession sales as compared to $1.42 million in 2007. These revenues are generated at events held at our owned or operated racetracks, primarily at Volusia Speedway during February each year.   Our racing season at our tracks in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region.  We expect our track operations, ticket and concession sales to remain higher for the remainder of 2008 as compared to 2007 for additional events scheduled during the year.

Our sponsorship and advertising revenues increased to $800,000 in 2008 from $400,000 in 2007.  We expect sponsorship and advertising revenues to increase in 2008 for new sponsorship agreements for our World of Outlaws touring series and for our sanctioning bodies.  Additionally, we expect sponsorship and advertising revenues to increase due to sales of advertising within our television broadcasts which will begin to air in May 2008 and continue through October 2008. Sales of merchandise remained the same from 2007 to 2008 despite the cancellation of 8 World of Outlaw Sprint Series Events. In 2007, we entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series races, we continued those relationships in 2008.  We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas and we expect revenues for merchandise sold on-site at our World of Outlaw Sprint Series events to increase as compared to 2007.

Operating expenses – Our total operating expenses increased to $5.3 million in 2008 from $4.7 million in 2007.  The increase is due to increased expenditures for sales and marketing, event and track operations and non-cash stock compensation offset in part by a decrease in general and administrative Expenses from efforts across all aspects of the Company to reduce operating costs.

Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events, and the operation of our tracks.  Track and event operations expense increased to $3.2 million in 2008 from $2.8 million in 2007.  These increases are due to increases in personnel, contract labor cost and other costs at our events at Volusia Speedway and certain of our racing series offset by decreases in certain of our prize and purse fund amounts for 2008 as compared to 2007.

Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expense increased to $700,000 in 2008 from $400,000 in 2007 as a result of increased staffing, professional fees, promotion and advertising.

Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws touring series event and the cost of goods sold during 2008 and 2007.  Beginning in 2007, we have entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales.   During the first quarter of 2008, inclement weather caused the cancellation of eight of our Series events.  Our mobile store fronts continued to incur operating costs without having the ability to sell merchandise at the events that were cancelled.  Similar weather conditions have affected financial performance to date in the second quarter of 2008; however, we have had numerous successful events and believe that the impact from inclement weather is isolated.  Series' operations and merchandise operations are anticipated to improve for the remainder of 2008.

General and administrative – Our general and administrative expenses decreased to $0.6 million in 2008 from $0.8 million in 2007. The decrease is due to decreases in the number of personnel in connection with the relocation of our corporate office from Oklahoma to North Carolina.

Non-cash stock Compensation – Non-cash stock compensation of $0.6 million in 2008 and $0.5 million in 2007 represents the fair value of warrants and options issued to employees and non-employees for services provided.

Depreciation and amortization – Depreciation and amortization expense increased slightly in 2008 from 2007 due to the addition of equipment and leasehold and track improvements during 2007 and new transportation equipment in 2008.

Interest expense, net – Interest expense increased to $0.8 million in 2008 from $0.1 million in 2007 from.  2008 includes the non-cash amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured notes issued during the third quarter of 2007. Interest expense for 2008, 2009 and 2010 will reflect the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured promissory notes issued during the third quarter of 2007.

Liquidity and Capital Resources

The Company generated $2.9 million in revenues during the period ended March 31, 2008; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the quarter ended March 31, 2008 has been from cash on hand and the issuance of notes payable.

During the period ended March 31, 2008, the Company used $1.5 million in operating activities primarily the result of a net loss of $3.2 million, depreciation and amortization of $0.2 million, non-cash stock compensation of $0.6 million and other working capital changes, primarily accounts receivable, accounts payable and accrued liabilities.

During the three months ended March 31, 2008, the Company used $0.2 million in investing activities primarily for track improvements and for equipment purchases for our traveling series.

During the three months ended March 31, 2008, financing activities provided $0.3 million primarily through the issuance of $0.3 million in notes payable offset by scheduled repayments of notes payable. During the period ended March 31, 2007, the Company used $0.6 million in operating activities primarily the result of a net loss of $2.3 million, depreciation and amortization of $0.2 million, non-cash stock compensation of $0.5 million and other working capital changes, primarily accounts payable and accrued liabilities.

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

The Company incurred a net loss of $12.7 million for the year ended December 31, 2007 and a net loss of $3.2 million for the three months ended March 31, 2008.  The Company has an accumulated deficit of $76.6 million and negative working capital of $2.0 million as of March 31, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  The Company issued $3.0 million in additional Senior Notes on May 14, 2008, and we may be required to obtain additional financing in 2008, as current sources of liquidity may be insufficient to provide for our budgeted and anticipated working capital requirements.  No assurances can be given that such capital will be available to the Company on acceptable terms, if at all.  If the Company is unable to obtain additional financing when needed or if such financing cannot be obtained on terms favorable to us, or if the Company is unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

The following table summarizes our contractual obligations as of March 31, 2008:

	Payment Due by Period
		Remainder of				2012 and
Contractual obligations	Total	2008	2009	2010	2011	thereafter
Operating leases	$777,901	$277,616	$139,931	$142,285	$144,694	$73,375
Employment agreements	420,914	374,414	46,500	-	-	-
Notes payable and accrued interest	20,200,217	2,202,095	2,965,529	14,769,378	54,973	208,242

Operating lease expense for the quarter ended March 31, 2008 and 2007 was $74,379 and $24,625, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States.  The significant accounting policies used by us in preparing our consolidated financial statements are described in note 4 to our consolidated condensed financial statements included elsewhere herein and should be read to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing those consolidated financial statements.

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

Although all of the policies identified in note 3 to our consolidated condensed financial statements are important in understanding the consolidated financial statements, the policies discussed below are considered by management to be central to understanding the consolidated financial statements, because of the higher level of measurement uncertainties involved in their application.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.

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

As of March 31, 2008, we had the following warrants and stock options outstanding:

●	Placement Agent Warrants to purchase 275,803 shares of common stock at exercise prices ranging from $2.70 to $5.00

●	Warrants to purchase 275,059 shares of common stock at an exercise price of $3.00

●	Other warrants to purchase 250,000 shares of common stock issued at an exercise price of $0.60

●	Other warrants to purchase 100,000 shares of common stock issued at an exercise price of $0.80

●	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

●	Director stock options to purchase 75,000 shares at exercise price of $4.75 per share

●	Other stock options totaling 345,000 shares at exercise prices ranging from $3.00 to $4.50 per share

In addition, as of March 31, 2008, our Series E Preferred Stock was convertible into 44.9 million shares of common stock. None of these were included in the computation of diluted EPS because we had a net loss and all potential issuance of common stock would have been anti-dilutive.

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

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of March 31, 2008, the Company believes there is no impairment of property and equipment.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of March 31, 2008, the Company had bank deposits in excess of FDIC insurance of $0.1 million.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to our financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We file tax returns in the United States and various state jurisdictions.  Our 2003-2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service. We are continuing our practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses. We may have a nexus in more states than we are currently filing tax returns.  Thus, upon examination, we could be required to file additional tax returns.  Due to the losses incurred, it is unlikely that any additional filings would result in any additional income tax.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to our financial statements.  Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to our financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement changes the accounting and reporting for noncontrolling interests in consolidated financial statements. A noncontrolling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions. This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.

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

Unrecognized compensation expense as of March 31, 2008 related to outstanding stock options was $2.0 million.

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at December 31, 2007 was 3.2 years.

A summary of the status of stock options and related activity for the three months ended March 31, 2008 is presented below:

Options outstanding at December 31, 2007	1,824,000	$3.42
Granted	—	—
Exercised	—	—
Forfeited/expired	(1,404,000)	3.26
Options outstanding at March 31, 2008	420,000	$3.95

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

 OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 6.	EXHIBITS

The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Description
31
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 a under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD RACING GROUP, INC. (Registrant)

Date: May 15, 2008	By:	/s/ Brian M. Carter
Brian M. Carter
Chief Executive Officer and Chief Financial Officer