Form 10-Q
period 2008-06-30
WORLD RACING GROUP, INC.
filed 2008-08-14
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008, the issuer had 32,776,735 outstanding shares of Common Stock.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD RACING GROUP, INC.
CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,329,103	$1,668,611
Accounts receivable — trade	1,618,295	317,678
Inventory	134,637	10,252
Prepaid interest, secured notes	38,542	721,424
Prepaid expenses and other current assets	285,693	374,779
Total current assets	3,406,270	3,092,744
Land, buildings and equipment, net	10,332,812	10,300,476
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537 in 2008 and 2007	—	—
Other assets, net of amortization of $439,274 in 2008 and $209,598 in 2007	946,212	965,888
Total assets	$14,785,294	$14,459,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$807,844	$620,973
Accrued liabilities	2,735,131	1,125,404
Deferred revenues	853,064	421,438
Notes payable	1,121,690	689,208
Total current liabilities	5,517,729	2,857,023
Notes payable, net of discount of $2,163,112 in 2008 and $2,515,966 in 2007	16,050,456	13,091,045
Total liabilities	21,568,185	15,948,068

Stockholders' Equity (Deficit)
Series E Preferred stock, $0.01 par value; 50,000 shares authorized; 45,684 and 44,859 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	457	449
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,776,735 and 32,147,879 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3,278	3,215
Additional paid-in capital	72,970,974	71,883,978
Accumulated deficit	(79,757,600)	(73,376,602)
Total stockholders' equity (deficit)	(6,782,891)	(1,488,960)
Total liabilities and stockholders' equity	$14,785,294	$14,459,108

The accompanying notes are an integral part of these consolidated financial statements.

WORLD RACING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended:		Six Months Ended:
	2008	2007	2008	2007
Revenues
Race sanctioning and event fees	$3,205,863	$3,044,722	$3,758,057	$3,631,290
Admission fees and ticket sales	1,949,273	2,135,883	3,459,819	3,555,599
Sponsorship and advertising revenue	2,331,680	831,685	3,106,732	1,199,930
Merchandise sales	116,069	127,722	169,408	184,787
Other revenue	7,177	15,292	60,025	57,776
Total revenues	7,610,062	6,155,304	10,554,041	8,629,382

Operating expenses
Track and event operations	7,716,924	7,447,164	10,876,830	10,271,053
Sales and marketing	870,216	502,312	1,544,511	878,176
Merchandise operations and cost of sales	138,566	74,371	219,602	136,890
General and administrative	742,191	512,128	1,369,345	1,275,403
Non-cash stock compensation	323,379	486,768	880,817	969,872
Depreciation and amortization	181,194	207,004	392,869	408,743
Total operating expenses	9,972,470	9,229,747	15,283,974	13,910,137

Loss from operations	(2,362,408)	(3,074,443)	(4,729,933)	(5,280,755)

Other (Expenses) Income
Interest expense, net	(843,032)	(866,027)	(1,651,065)	(944,177)
Total Other Expense	(843,032)	(866,027)	(1,651,065)	(944,177)

Net (Loss)	$(3,205,440)	$(3,940,470)	$(6,380,998)	$(6,224,932)
Dividends on preferred stock:
Stated dividends, Series D	-	(261,626)	-	(261,626)

Net loss applicable to common stock	$(3,205,440)	$(4,202,096)	$(6,380,998)	$(6,486,558)

Net loss applicable to common stock per common share — Basic and diluted	$(0.10)	$(0.29)	$(0.20)	$(0.45)
Weighted average common shares outstanding — Basic and diluted	32,647,834	14,598,042	32,400,048	14,563,816

The accompanying notes are an integral part of these consolidated financial statements.

WORLD RACING GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six months ended June 30, 2008

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2007	44,859	$449	32,147,879	$3,215	$71,883,978	$(73,376,602)	$(1,488,960)
Value assigned to stock options, restricted stock and warrants, non-cash compensation expense	—	—	330,000	33	791,165	—	791,198

Value assigned to preferred stock, notes payable	825	8	—	—	206,242	—	206,250

Restricted stock issued in exchange for services	—	—	96,000	10	28,790	—	28,800

Restricted stock issued in exchange for warrants	—	—	202,856	20	60,799	—	60,819

Net loss	—	—	—	—	—	(6,380,998)	(6,380,998)
Balance, June 30, 2008	45,684	$457	32,776,735	$3,278	$72,970,974	$(79,757,600)	$(6,782,891)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD RACING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss)	$(6,380,998)	$(6,224,932)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	392,869	408,743
Non-cash interest expense, notes payable	769,104	664,813
Non-cash stock compensation	880,817	939,872
Increase (decrease) in cash for changes in:
Accounts receivable	(1,300,617)	(219,113)
Inventory	(124,385)	6,044
Prepaid expenses and other current assets	771,968	79,952
Other non-current assets and long term prepaid expenses	(13,000)	82,787
Accounts payable	186,871	1,492,661
Accrued liabilities	1,609,727	739,125
Deferred revenue	431,626	964,988
Net cash (used in) operating activities	(2,776,018)	(1,065,060)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(392,529)	(277,110)
Net cash (used in) investing activities	(392,529)	(277,110)

Cash flows from financing activities:
Payments on notes payable	(296,886)	(137,919)
Payments of placement agent fees and other issuance costs	(210,000)	-
Proceeds from issuance of notes payable	3,335,925	1,500,000
Net cash provided by financing activities	2,829,039	1,362,081
Net increase (decrease) in cash and cash equivalents	(339,508)	19,911
Cash and cash equivalents, beginning of period	1,668,611	532,230
Cash and cash equivalents, end of period	$1,329,103	$552,141

Supplemental schedule of non-cash activities:
Purchase of vehicles and equipment through the issuance of notes	$—	$232,300
Cash payments for interest	$118,800	$191,094
Restricted stock issued in exchange for services	$28,800	$31,051
Restricted stock issued in exchange for warrants	$60,819	$—
Value assigned to stock options, restricted stock and warrants, non-cash compensation expense	$791,198	$908,821
Non-cash revenues and expenses, barter agreements	$53,703	$119,138
Stated dividends, Series D Preferred Stock, payable in common shares	$—	$261,626
Value assigned to Series E Preferred Stock issued in connection with secured notes payable	$206,250	$—

The accompanying notes are an integral part of these consolidated financial statements.

WORLD RACING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

We market and promote motor sports entertainment in the United States.  Our motorsports subsidiaries operate seven dirt motor sports tracks (four are owned and three facilities are under short term lease agreements) in New York, Pennsylvania and Florida.  We own and operate four sanctioning bodies in dirt motor sports:  the World of Outlaws; DIRTcar Racing, formerly known as DIRT MotorSports, and United Midwestern Promoters (UMP); and the Mid America Racing Series (MARS).  Through these sanctioning bodies we organize and promote national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series.

NOTE 2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $12.7 million for the year ended December 31, 2007 and a net loss of $3.2 million for the three months ended June 30, 2008.  The Company has an accumulated deficit of $79.8 million and negative working capital of $2.1 million as of June 30, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against the Company and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania,  in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between the Company and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  The Company answered RTA’s complaint denying all claims, and intends to vigorously defend the allegations set forth in the complaint.  The Court has conducted an initial scheduling conference.  The case is presently in its initial stages, and the parties are currently engaged in discovery .   An adverse outcome regarding this litigation could have a material adverse effect on the Company’s ability to continue as a going concern.

The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs.  Current sources of liquidity may be insufficient to provide for its budgeted and anticipated working capital requirements through the remainder of 2008.  No assurances can be given that such capital will be available to the Company on acceptable terms, if at all.  If the Company is unable to obtain additional financing when it is needed or if such financing cannot be obtained on terms favorable to us or if the Company is unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 8-03 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to the seasonal nature of the Company’s business.

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $53,703 of total revenues for the quarter ended June 30, 2008.

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

Net Loss Per Share and Warrants Outstanding

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the quarters ended June 30, 2008 and 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	Three Months Ended:		Six Months Ended:
	2008	2007	2008	2007

Net (Loss)	$(3,205,440)	$(3,940,470)	$(6,380,998)	$(6,224,932)
Dividends on preferred stock:
Stated dividends, Series D	-	(261,626)	-	(261,626)

Net loss applicable to common stock	$(3,205,440)	$(4,202,096)	$(6,380,998)	$(6,486,558)

Net loss applicable to common stock per common share — Basic and diluted	$(0.10)	$(0.29)	$(0.20)	$(0.45)
Weighted average common shares outstanding — Basic and diluted	32,647,834	14,598,042	32,400,048	14,563,816

In addition, as of June 30, 2008, the Company’s Series E Preferred Stock was convertible into 45.7 million shares of common stock and the Company had warrants outstanding to purchase 1.0 million common shares and options to purchase 0.4 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at June 30, 2008.  These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Placement agent warrants	275,803	$2.99	3.5
UMP acquisition warrants	40,000	$3.65	0.8
Other Warrants	275,059	$3.00	3.6
Stock options	420,000	$3.95	2.7

Total warrants and stock options outstanding	1,010,862	$3.42	3.1

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

Purchase Accounting

The Company accounted for its acquisitions of assets in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combination, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS no. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of June 30, 2008, the Company had bank deposits in excess of FDIC insurance of approximately $1.1 million.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, the FSAB issued Staff Position No. SFAS No. 157 (FSP No.157-2) Effective Date of FASB Statement No. 157,  that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  Management is assessing the impact of the adoption of this Statement.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R).

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

The following table provides information relating to outstanding stock options as of June 30, 2008 however the Company did not grant any stock options in 2008:

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

A summary of the status of stock options and related activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,824,000	$3.42	3.2	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(1,404,000)	3.26

Options outstanding at June 30, 2008	420,000	$3.95	2.7	$-

Options exercisable at June 30, 2008	395,000	$3.90	2.7	$-

Unrecognized compensation expense as of June 30, 2008 related to outstanding stock options and restricted stock grants were $0.8 million.

NOTE 5.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007	Depreciable Life

Land	$6,916,338	$6,916,338	N/A
Buildings and grandstands	3,508,184	3,444,624	7 - 40 years
Transportation equipment	1,920,857	1,669,309	5 - 7 years
Office furniture and equipment	813,335	743,663	3 - 7 years
	13,158,714	12,773,934
Less accumulated depreciation	(2,825,902)	(2,473,458)
Property and equipment, net	$10,332,812	$10,300,476

Depreciation is computed on a straight-line basis. Depreciation expense for the three month periods ended June 30, 2008 and 2007 was $168,272 and $192,669, respectively. Depreciation expense for the six month periods ended June 30, 2008 and 2007 was $360,193 and $380,072, respectively.

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

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007

Points fund and prize money	$1,242,961	$587,875
Television production costs	490,914	-
Interest	164,657	84,378
Salaries, wages and other compensation and benefits	170,056	170,263
Sales, property and other taxes	491,895	64,548
Office closure and relocation	88,067	79,639
Acquisition liabilities	15,000	15,000
Other accrued liabilities	71,581	123,701

Total Accrued Liabilities	$2,735,131	$1,125,404

NOTE 8.	DEFERRED REVENUE

Deferred revenues at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007

Sponsorship prepayments	$476,596	$180,910
Sanction fee advances	160,511	123,017
Season ticket sales, advance ticket sales	121,449	98,416
Membership fees	94,508	19,095

	$853,064	$421,438

NOTE 9.	NOTES PAYABLE

From May 2005 through April 2006 we issued $12.4 million in promissory notes payable to existing shareholders.  These notes were classified as current, due and payable on the first to occur of:  (i) October 27, 2006 (ii) the completion of an equity or equity linked financing with gross proceeds of $9,000,000 or (iii) the acceleration of the obligations under the promissory notes.  These promissory notes bear interest at 8% for the first 6 months from the date of issuance and 12% for the next 6 months and was payable on a quarterly basis.  The Company issued warrants to purchase 1,948,510 shares of our common stock at an exercise price of $4.50 in connection with these notes.  The warrants were valued based on the Black-Scholes fair value method and the value was recorded as a non-cash debt discount and was being amortized over the life of the notes.  In connection with the Series D Preferred Stock financing in May 2006, we repaid $867,506 of these notes plus accrued interest and we exchanged the remaining $11.6 million in notes plus accrued interest into 4,401 shares of our Series D Preferred stock and issued Series D warrants to purchase 1,320,178 shares of our common stock at an exercise price of $4.50.  At the time of conversion, the Company recognized the remaining unamortized debt discount as interest expense in 2006.  Additionally, the Company recognized interest expense for the conversion of the notes into Series D preferred stock at 110% of the principal amount (Note 10).

During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances.  Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of December 31, 2007.

Beginning in March 2007, the Company issued to several of its principal shareholders $2.3 million in short-term secured promissory notes payable (the “Short-Term Notes”). The Short-Term Notes were interest bearing at 8% per year and were secured by the assets of the Company.  The proceeds from the Short-Term Notes were used to fund the working capital needs of the Company.   An estimate of the fair value of the common shares expected to be issued upon the completion of a secured note financing was recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and was recognized as interest expense in the second quarter of 2007 in the amount of $0.7 million. In September 2007, the Company completed the initial closing of a secured note financing (Note Financing). At the closing, we issued $12.0 million principal amount of our senior secured promissory notes (Senior Notes) to a limited number of accredited investors pursuant to a Note Purchase Agreement by and among us and the investors (Note Purchase Agreement). The purchase price consisted of $10,150,000 of cash proceeds and cancellation of $1,850,000 principal amount of outstanding Short-Term Notes. We used approximately $470,000 of the proceeds to repay certain unsecured indebtedness and approximately $650,000 to repay the Short-Term Notes. Under the terms of the Note Purchase Agreement, we may issue up to an additional $3.0 million principal amount of Senior Notes.

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

The Senior Notes were issued together with 275,000 shares of common stock, $.0001 par value per share, for each $1.0 million principal amount of Senior Notes purchased. If the foregoing issuance would result in any investor becoming the beneficial owner of more than 4.99% of our common stock, such investor was issued shares of our Series E Convertible Preferred Stock, $.01 par value per share, convertible into a like number of shares of common stock (Series E Shares). We issued an aggregate of 1,828,750 shares of common stock and 2,103.75 Series E Shares convertible into an aggregate of 2,103,750 additional shares of common stock. Pursuant to prior agreement, at the closing we also issued an aggregate of 632,500 shares of common stock to the holders of the Short-Term Notes.   The fair value of the common stock and Series E shares was recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and will be recognized as interest expense through the maturity of the Secured Notes.

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

Additionally, in 2008 we issued $335,925 in notes in connection with the purchase of equipment and vehicles.

The Senior Notes were issued together with 275 shares of our Series E Preferred stock for each $1.0 million principal amount of Senior Notes purchased. We issued an aggregate of 825 shares of common stock in May 2008. The fair value of the Series E Preferred Stock was recorded as an increase in additional paid in capital and will be recorded as a discount to the Senior Notes payable and will be recognized as interest expense through the maturity date of the Secured Notes.

Notes payable at June 30, 2008 consisted of the following:

•	$15.0 million of Senior Notes due March 15, 2010 bearing interest at 12.5% per annum payable quarterly. These notes are secured by substantially all of the assets of the Company and our subsidiaries.
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

•
 $2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010.  The outstanding principal balance on this note was $1,614,427 as of June 30, 2008.  This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.

•	$380,831 in various vehicle notes payable, bearing interest at rates ranging from 6.25% to 8.25% and due in monthly installments of principal and interest through December 2026.

The aggregate amounts of maturities of debt during each of the years ending December 31, 2008 through 2012 and thereafter are:

Remainder of 2008	$573,974
2009	1,132,138
2010	17,386,856
2011	43,599
2012	38,584
Thereafter	160,107
$19,335,258
Less: Note Discount	(2,163,112)
$17,172,146

NOTE 10.	STOCKHOLDERS’ EQUITY

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

At June 30, 2008, the Company had net operating loss carry forwards of approximately $50.6 million for federal income tax purposes.

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

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012 and Thereafter
Operating leases	$593,378	$93,093	$139,931	$142,285	$144,694	$73,375

Operating lease expense for the six months ended June 30, 2008 and 2007 was $134,474 and $118,101, respectively.

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at June 30, 2008 was $0.4 million.

NOTE 13.	LITIGATION AND CONTINGENCIES

Race Tires America, Inc., a division of Specialty Tires of America, Inc. and Specialty Tires of America, Inc., (RTA), has brought a civil action against the Company in the United States District Court for the Western District of Pennsylvania.  This civil action was brought by RTA against Hoosier Racing Tire Corp. (Hoosier) and the Company in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies of the Company in combination with Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  The Company has answered RTA’s complaint denying all claims, and intends to vigorously defend the allegations set forth in the complaint.  The Court has conducted an initial scheduling conference.  The case is presently in its initial stages, and the parties are currently engaged in discovery.

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

During the first two quarters of 2008, inclement weather had a significant negative impact on the operations of our World of Outlaws Sprint Car Series (Series).  We had 39 events scheduled during the first two quarters of 2008 and were only able to complete 24 events.   We have rescheduled 9 of these events in the third quarter 2008; the remaining events have been cancelled.  Had we completed the races as scheduled, we estimate that we would have generated an additional $1.1 million in total revenues.  Additionally, many of the Series' operating costs, including personnel costs and travel costs were incurred during the quarter in preparation for the events.  The reduction in the number of events completed also impacted our merchandise sales, as our mobile store fronts continued to incur operating costs without having the ability to sell merchandise at the events that were cancelled.   Series' operations and merchandise operations are anticipated to improve for the remainder of 2008.

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

Results of Operations – Comparison of Three months ended June 30, 2008 (“2008”) and 2007 (“2007”)

Revenues – Our total revenues increased to $7.6 million in 2008 from $6.2 million in 2007.

Race sanctioning and event fees revenue increased to $3.2 million in 2008 from $3.0 million in 2007.  This increase is due an increase in the number of late model sanctioned races which includes the World of Outlaws Late Model Series and our UMP/DIRTcar Summer Nationals Series races   (collectively “Late Model Series’”) events completed offset by a decrease in the number of World of Outlaws Sprint Series (“Sprint Series”) sanctioned events completed in 2008 as compared to 2007 due to inclement weather.  Ten Sprint Series events were cancelled or postponed until later in 2008 due to inclement weather.  In 2008 we completed 18 Sprint Series sanctioned events at non-owned facilities and 2 events at our facilities. In 2007 we completed 26 sanctioned events at non-owned facilities and one event at our facilities. In 2008 and 2007 we completed 18 and 21 World of Outlaw Late Model Series Events, respectively. Three Late Model Series Events were cancelled or postponed due to inclement weather in 2008.  We expect sanction fees to reflect the increase in the number of sanctioned events at non-affiliated facilities for the remainder of 2008 as compared to 2007.

During 2008 we generated $1.9 million in track operations, ticket and concession sales as compared to $2.1 million in 2007. These revenues are generated at events held at our owned or operated racetracks.   Our racing season at our tracks in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region. During 2008, we cancelled 23 of 69 scheduled events at our tracks due to inclement weather, including three World of Outlaws events. We estimate that revenues from the three World of Outlaws events would have totaled $0.3 million in 2008.  We expect our track operations, ticket and concession sales to remain higher for the remainder of 2008 as compared to 2007 for additional events scheduled during the remainder of year.

Our sponsorship and advertising revenues increased to $2.3 million in 2008 from $0.8 million 2007.  We expect sponsorship and advertising revenues to increase in 2008 for new sponsorship agreements for our World of Outlaws touring series and for our sanctioning bodies.  Additionally, we expect sponsorship and advertising revenues to increase for sales of advertising within our television broadcasts which began to air in May 2008 and will air through October 2008.   We expect sponsorship and advertising revenues to become a significant component of our operating revenue.  Sales of merchandise decreased due to cancellation of 10 World of Outlaw Sprint Series Events. In 2007 we entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series events; we continued those relationships in 2008.  We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas and we expect revenues for merchandise sold on-site at our World of Outlaw Sprint Series events to increase as compared to 2007.

Operating expenses – Our total operating expenses increased to $10.0 million in 2008 from $9.2 million in 2007.  The increases are due to increased expenditures for sales and marketing, event and track operations and legal and professional fees incurred in connection with ongoing litigation.  These increases are offset in part by decreases in non-cash stock compensation and decreases in other General and Administrative Expenses from efforts across all aspects of the Company to reduce operating costs.

Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $7.7 million in 2008 from $7.4 million in 2007.  This increase includes expenses for prizes and purses corresponding to increases in sanction fees during 2008 and increased operating expenses for the scheduled increase in events that were postponed or cancelled.  We estimate that an additional $0.2 million in television production costs were incurred in 2008 due to postponement and delays of scheduled events.

Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expense increased to $0.9 million in 2008 from $0.5 million in 2007 for increased staffing, professional fees, promotion and advertising.

Merchandise operations – Merchandise operations includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws touring series event and the cost of goods sold during 2008 and 2007.  Beginning in 2007, we entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales. During 2008 we incurred increased operating expenses in efforts to increase our total merchandise sales and Sprint Series events; however, due to the cancellation or postponement of 10 events in 2008, we did not realize increases in total merchandise revenues although we did experience increased sales per event as compared to 2007.  We expect increases in merchandise sales for the remainder of 2008.

General and administrative – General and administrative expenses increased to $0.7 million in 2008 from $0.5 million in 2007. The increase from 2007 is due to $0.3 million in legal and other professional fees incurred in connection with ongoing litigation offset by decreases in personnel costs and costs incurred 2007 in connection with the relocation of our corporate office from Oklahoma to North Carolina.

Non-cash stock Compensation – Non-cash stock compensation of $0.3 million in 2008 and $0.5 million in 2007 represents the fair value of restricted stock, warrants and options issued to employees and non-employees for services provided.

Depreciation and amortization – Depreciation and amortization expense decreased slightly in 2008 from 2007 due to fully depleting certain assets acquired in 2004 and 2005 offset by the addition of equipment and leasehold and track improvements during 2007 and new transportation equipment in 2008.

Interest expense, net – Interest expense remained at $0.8 million in 2008 and 2007.  Interest expense includes the non-cash amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured notes issued during the third quarter of 2007. Interest expense for 2008, 2009 and 2010 will reflect the interest incurred on our secured notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured promissory notes issued during the third quarter of 2007 and in 2008.

Results of Operations – Comparison of six months ended June 30, 2008 (“2008”) and 2007 (“2007”)

Revenues – Our total revenues increased to $10.6 million in 2008 from $8.6 million in 2007.

Race sanctioning and event fees revenue increased to $3.8 million in 2008 from $3.6 million in 2007.  This increase is due an increase in the number of late model sanctioned races which includes the World of Outlaws Late Model Series and our UMP/DIRTcar Summer Nationals Series races   (collectively “Late Model Series’”) events completed offset by a decrease in the number of World of Outlaws Sprint Series (“Sprint Series”) sanctioned events completed in 2008 as compared to 2007 due to inclement weather.  Fifteen Sprint Series events were cancelled or postponed until later in 2008 due to inclement weather.  In 2008 we completed 19 Sprint Series sanctioned events at non-owned facilities and 5 events at our facilities. In 2007 we completed 35 sanctioned events at non-owned facilities and 6 event at our facilities. In 2008 and 2007 we completed 21 and 30 World of Outlaw Late Model Series Events, respectively. Three Late Model Series Events were cancelled or postponed due to inclement weather in 2008.  We expect sanction fees to reflect the increase in the number of sanctioned events at non-affiliated facilities for the remainder of 2008 as compared to 2007.

 During 2008 we generated $3.5 million in track operations, ticket and concession sales as compared to $3.6 million in 2007. These revenues are generated at events held at our owned or operated racetracks.   Our racing season at our tracks in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region. During 2008, we cancelled 25 of 87 events scheduled, including four World of Outlaws events at our tracks due to inclement weather. We estimate that revenues from the three World of Outlaws events would have totaled $0.4 million in 2008.  We expect our track operations, ticket and concession sales to remain higher for the remainder of 2008 as compared to 2007 for additional events scheduled during the remainder of year.

Our sponsorship and advertising revenues increased to $3.1 million in 2008 from $1.2 million 2007.  We expect sponsorship and advertising revenues to increase in 2008 for new sponsorship agreements for our World of Outlaws touring series and for our sanctioning bodies.  Additionally, we expect sponsorship and advertising revenues to increase for sales of advertising within our television broadcasts which began to air in May 2008 and will air through October 2008.   We expect sponsorship and advertising revenues to become a significant component of our operating revenue.  Sales of merchandise decreased slightly due to cancellation of 15 World of Outlaw Sprint Series Events. In 2007 we entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series events; we continued those relationships in 2008.  We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas and we expect revenues for merchandise sold on-site at our World of Outlaw Sprint Series events to increase as compared to 2007.

Operating expenses – Our total operating expenses increased to $15.3 million in 2008 from $13.9 million in 2007.  The increases are due to increased expenditures for sales and marketing, event and track operations and legal and professional fees incurred in connection with ongoing litigation.  These increases are offset in part by decreases in non-cash stock compensation and decreases in other General and Administrative Expenses from efforts across all aspects of the company to reduce operating costs.

Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $10.9 million in 2008 from $10.3 million in 2007.  This increase includes expenses for prizes and purses corresponding to increases in sanction fees during 2008 and increased operating expenses for the scheduled increase in events that were postponed or cancelled.  We estimate that an additional $0.2 million in television production costs were incurred in 2008 due to postponement and delays of scheduled events.

Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expense increased to $1.5 million in 2008 from $0.9 million in 2007 for increased staffing, professional fees, promotion and advertising.

Merchandise operations – Merchandise operations includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws touring series event and the cost of goods sold during 2008 and 2007.  Beginning in 2007, we entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales. During 2008 we incurred increased operating expenses in efforts to increase our total merchandise sales and Sprint Series events; however, due to the cancellation or postponement of 15 events in 2008 we did not realize increases in total merchandise revenues although we did experience increased sales per event as compared to 2007.  We expect increases in merchandise sales for the remainder of 2008.

General and administrative – General and administrative expenses increased to $1.4 million in 2008 from $1.3 million in 2007. The increase from 2007 is due to $0.4 million in legal and other professional fees incurred in connection with ongoing litigation offset by decreases in personnel costs and costs incurred 2007 in connection with the relocation of our corporate office from Oklahoma to North Carolina.

Non-cash stock Compensation – Non-cash stock compensation of $0.9 million in 2008 and $1.0 million in 2007 represents the fair value of restricted stock, warrants and options issued to employees and non-employees for services provided.

Depreciation and amortization – Depreciation and amortization expense decreased slightly in 2008 from 2007 due to fully depleting certain assets acquired in 2004 and 2005 offset by the addition of equipment and leasehold and track improvements during 2007 and new transportation equipment in 2008.

Interest expense, net – Interest expense increased to $1.7 million in 2008 from $0.9 million in 2007.  Interest expense includes the non-cash amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured notes issued during the third quarter of 2007. Interest expense for 2008, 2009 and 2010 will reflect the interest incurred on our secured notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured promissory notes issued during the third quarter of 2007 and in 2008.

Liquidity and Capital Resources

The Company generated $10.6 million in revenues during the six month period ended June 30, 2008; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the quarter ended June 30, 2008 has been from cash on hand and the issuance of notes payable.

During the six months ended June 30, 2008, the Company used $2.8  million in operating activities primarily the result of a net loss of $6.4 million, depreciation and amortization of $0.4 million, non-cash stock compensation of $0.9 million, non-cash interest expense of $0.8 million and other working capital changes, primarily accounts receivable, accounts payable and accrued liabilities.

During the six months ended June 30, 2008, the Company used $0.4 million in investing activities primarily for track improvements and for equipment purchases for our traveling series.

During the six months ended June 30, 2008, financing activities provided $2.8 million primarily through the issuance of $3.3 million in notes payable offset by scheduled repayments of notes payable.

During the six months ended June 30, 2007, the Company used $1.1 million in operating activities primarily the result of a net loss of $6.2 million, depreciation and amortization of $0.4  million, non-cash stock compensation of $0.9 million, non-cash interest expense of $0.6 million and other working capital changes, primarily accounts payable and accrued liabilities.

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

The Company incurred a net loss of $12.7 million for the year ended December 31, 2007 and a net loss of $6.4 million for the six months ended June 30, 2008.  The Company has an accumulated deficit of $79.8 million and negative working capital of $2.1 million as of June 30, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table summarizes our contractual obligations as of June 30, 2008:

	Payment Due by Period
		Remainder of				2012 and
Contractual obligations	Total	2008	2009	2010	2011	thereafter
Operating leases	$593,378	$93,093	$139,931	$142,285	$144,694	$73,375
Employment agreements	440,490	279,000	161,490
Notes payable and accrued interest	23,301,133	1,860,213	3,340,529	17,837,176	54,973	208,242

Operating lease expense for the six months ended June 30, 2008 and 2007 was $134,474 and $118,101, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States.  The significant accounting policies used by us in preparing our consolidated financial statements are described in note 4 to our consolidated financial statements included elsewhere herein and should be read to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing those consolidated financial statements.

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

Although all of the policies identified in note 4 to our consolidated financial statements are important in understanding the consolidated financial statements, the policies discussed below are considered by management to be central to understanding the consolidated financial statements, because of the higher level of measurement uncertainties involved in their application.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.

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

As of June 30, 2008, we had the following warrants and stock options outstanding:

• Placement Agent Warrants to purchase 275,803 shares of common stock at exercise prices ranging from $2.70 to $5.00

• Warrants to purchase 275,059 shares of common stock at an exercise price of $3.00

• Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

• Director stock options to purchase 75,000 shares at exercise price of $4.75 per share

• Other stock options totaling 345,000 shares at exercise prices ranging from $3.00 to $4.50 per share

In addition, as of June 30, 2008, our Series E Preferred Stock was convertible into 45.7 million shares of common stock. None of these were included in the computation of diluted EPS because we had a net loss and all potential issuance of common stock would have been anti-dilutive.

Purchase Accounting

We accounted for its acquisitions of assets in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combination, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of June 30, 2008, the Company had bank deposits in excess of FDIC insurance of $0.1 million.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, the FSAB issued Staff Position No. SFAS No. 157 (FSP No.157-2) Effective Date of FASB Statement No. 157,  that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  Management is assessing the impact of the adoption of this Statement.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 159 did not have a material impact on our financial position, results of operations, or cash flows.

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

Unrecognized compensation expense as of June 30, 2008 related to outstanding stock options was $0.8 million.

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at December 31, 2007 was 2.7 years.

A summary of the status of stock options and related activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,824,000	$3.42	3.2	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(1,404,000)	3.26

Options outstanding at June 30, 2008	420,000	$3.95	2.7	$-

Options exercisable at June 30, 2008	395,000	$3.90	2.7	$-

Unrecognized compensation expense as of June 30, 2008 related to outstanding stock options and restricted stock grants were $0.8 million.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against the Company and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania,  in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between the Company and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  The Company answered RTA’s complaint denying all claims, and intends to vigorously defend the allegations set forth in the complaint.  The Court has conducted an initial scheduling conference.  The case is presently in its initial stages, and  the parties are currently engaged in discovery.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.  An adverse outcome regarding this litigation could have a materially adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WORLD RACING GROUP, INC. (Registrant)

Date: August 13, 2008	By:	/s/ Brian M. Carter
Brian M. Carter
Chief Executive Officer and Chief Financial Officer