Form 10-Q
period 2008-09-30
WORLD RACING GROUP, INC.
filed 2008-11-14
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008, the issuer had 32,776,735 outstanding shares of Common Stock.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD RACING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$730,055	$1,668,611
Accounts receivable — trade	1,071,608	317,678
Inventory	99,177	10,252
Prepaid interest, secured notes	-	721,424
Prepaid expenses and other current assets	468,206	746,982
Total current assets	2,369,046	3,464,947
Land, buildings and equipment, net	10,237,051	10,300,476
Trademarks	76,571	100,000
Goodwill, net of impairment of $10,320,537 in 2008 and 2007	-	-
Other assets, net of amortization of $439,274 in 2008 and $209,598 in 2007	811,210	593,685
Total assets	$13,493,878	$14,459,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,412,573	$620,973
Accrued liabilities	3,178,939	1,125,404
Deferred revenues	446,974	421,438
Notes payable	1,079,416	689,208
Total current liabilities	6,117,902	2,857,023
Notes payable, net of discount of $1,854,096 in 2008 and $2,515,966 in 2007	17,218,961	13,091,045
Total liabilities	23,336,863	15,948,068

Stockholders' Equity (Deficit)
Series E Preferred stock, $0.01 par value; 50,000 shares authorized; 45,684 and 44,859 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	457	449
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,776,735 and 32,147,879 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,278	3,215
Additional paid-in capital	73,226,755	71,883,978
Accumulated deficit	(83,073,475)	(73,376,602)
Total stockholders' equity (deficit)	(9,842,985)	(1,488,960)
Total liabilities and stockholders' equity	$13,493,878	$14,459,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended:		Nine Months Ended:
	2008	2007	2008	2007
Revenues
Race sanctioning and event fees	$3,994,023	$3,764,432	$7,752,080	$7,395,722
Admission fees and ticket sales	2,378,264	2,259,395	5,838,083	5,814,994
Sponsorship and advertising revenue	2,061,615	1,844,047	5,168,347	3,043,977
Merchandise sales	237,431	237,730	406,839	422,517
Other revenue	97,975	11,810	158,000	69,586
Total revenues	8,769,308	8,117,414	19,323,349	16,746,796

Operating expenses
Track and event operations	9,043,816	8,589,833	19,920,646	18,860,886
Sales and marketing	701,587	405,860	2,246,098	1,284,036
Merchandise operations and cost of sales	184,308	98,958	403,910	235,848
General and administrative	607,839	473,948	1,975,813	1,749,351
Non-cash stock compensation	255,690	553,924	1,136,598	1,493,796
Depreciation and amortization	185,766	206,932	579,915	615,675
Total operating expenses	10,979,006	10,329,455	26,262,980	24,239,592

Loss from operations	(2,209,698)	(2,212,041)	(6,939,631)	(7,492,796)

Other (Expenses) Income
Interest expense, net	(1,106,177)	(180,652)	(2,757,242)	(1,124,829)
Total Other Expense	(1,106,177)	(180,652)	(2,757,242)	(1,124,829)

Net (Loss)	$(3,315,875)	$(2,392,693)	$(9,696,873)	$(8,617,625)
Dividends on preferred stock:
Stated dividends, Series D	-	(530,520)	-	(792,146)
Net loss applicable to common stock	$(3,315,875)	$(2,923,213)	$(9,696,873)	$(9,409,771)

Net loss applicable to common stock per common share — Basic and diluted	$(0.10)	$(0.20)	$(0.30)	$(0.64)
Weighted average common shares outstanding — Basic and diluted	32,776,735	14,729,873	32,526,527	14,619,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine months ended September 30, 2008

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2007	44,859	$449	32,147,879	$3,215	$71,883,978	$(73,376,602)	$(1,488,960)
Value assigned to stock options, restricted stock and warrants, non-cash compensation expense	—	—	330,000	33	1,046,946	—	1,046,979

Value assigned to preferred stock, notes payable	825	8	—	—	206,242	—	206,250

Restricted stock issued in exchange for services	—	—	96,000	10	28,790	—	28,800

Restricted stock issued in exchange for warrants	—	—	202,856	20	60,799	—	60,819

Net loss	—	—	—	—	—	(9,696,873)	(9,696,873)
Balance, September 30, 2008	45,684	$457	32,776,735	$3,278	$73,226,755	$(83,073,475)	$(9,842,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss)	$(9,696,873)	$(8,617,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,915	615,675
Non-cash interest expense, notes payable	1,078,120	664,813
Non-cash stock compensation	1,136,598	1,493,796
Increase (decrease) in cash for changes in:
Accounts receivable	(753,930)	(707,663)
Inventory	(88,925)	48,686
Prepaid expenses and other current assets	1,000,200	(1,136,121)
Other non-current assets and long term prepaid expenses	(257,704)	119,186
Accounts payable	791,600	695,469
Accrued liabilities	2,565,410	1,937,520
Deferred revenue	25,536	402,782
Net cash (used in) operating activities	(3,620,053)	(4,483,482)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(452,882)	(291,127)
Net cash (used in) investing activities	(452,882)	(291,127)

Cash flows from financing activities:
Payments on notes payable	(351,546)	(608,628)
Payments of placement agent fees and other issuance costs	(210,000)	(968,517)
Proceeds from issuance of notes payable	3,695,925	12,000,000
Net cash provided by financing activities	3,134,379	10,422,855
Net increase (decrease) in cash and cash equivalents	(938,556)	5,648,246
Cash and cash equivalents, beginning of period	1,668,611	532,230
Cash and cash equivalents, end of period	$730,055	$6,180,476

Cash payments for interest	$292,317	$357,223

Supplemental schedule of non-cash activities:
Purchase of vehicles and equipment through the issuance of notes	$-	$232,300

Issuance of secured notes payable for interest	$511,875	$-
Non-cash revenues and expenses, barter agreements	$61,073	$240,234
Stated dividends, Series D Preferred Stock, payable in common shares	$-	$792,146
Value assigned to Series E Preferred Stock issued in connection with secured notes payable	$206,250	$762,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $12.7 million for the year ended December 31, 2007 and a net loss of $9.7 million for the nine months ended September 30, 2008.  The Company has an accumulated deficit of $83.1 million and negative working capital of $3.7 million as of September 30, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against the Company and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania  in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between the Company and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  The Company answered RTA’s complaint denying all claims, and intends to vigorously defend the allegations set forth in the complaint.  The Court has conducted an initial scheduling conference.  The case is presently in its initial stages, and the parties are currently engaged in discovery.   An adverse outcome regarding this litigation will have a material adverse effect on the Company’s ability to continue as a going concern.

The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs.  Current sources of liquidity are insufficient to provide for its budgeted and anticipated working capital requirements through the remainder of 2008.  As a result, additional capital is necessary for the Company to continue as a going concern.  Management is currently seeking to raise additional working capital to meet its short- and long-term liquidity needs.  No assurances can be given that such capital will be available to the Company on acceptable terms, if at all.  If the Company is unable to obtain additional financing when it is needed or if such financing cannot be obtained on terms favorable to us or if the Company is unable to renegotiate existing financing facilities, we will be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

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

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 8-03 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to the seasonal nature of the Company’s business.

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $61,073 of total revenues for the nine months ended September 30, 2008.

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

Net Loss Per Share and Warrants Outstanding

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the quarters ended September 30, 2008 and 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

	Three Months Ended:		Nine months Ended:
	2008	2007	2008	2007

Net (Loss)	$(3,315,875)	$(2,392,693)	$(9,696,873)	$(8,617,625)
Dividends on preferred stock:
Stated dividends, Series D	-	(530,520)	-	(792,146)
Net loss applicable to common stock	$(3,315,875)	$(2,923,213)	$(9,696,873)	$(9,409,771)
Net loss applicable to common stock per common share — Basic and diluted	$(0.10)	$(0.20)	$(0.30)	$(0.64)
Weighted average common shares outstanding — Basic and diluted	32,776,735	14,729,873	32,526,527	14,619,777

In addition, as of September 30, 2008, the Company’s Series E Preferred Stock was convertible into 45.7 million shares of common stock and the Company had warrants outstanding to purchase 0.6 million common shares and options to purchase 0.4 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at September 30, 2008.  These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Placement agent warrants	275,803	$2.99	3.3
UMP acquisition warrants	40,000	$3.65	0.5
Other warrants	275,059	$3.00	3.4
Stock options	420,000	$3.95	2.4

Total warrants and stock options outstanding	1,010,862	$3.42	2.8

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

At least annually, the Company tests for possible impairment of all intangible assets and more often whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the discounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the discounted cash flow amount, an impairment charge is recorded in the operating expense section in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company has chosen the fourth quarter of its fiscal year to conduct its annual impairment test.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of September 30, 2008, the Company had bank deposits in excess of FDIC insurance of approximately $0.5 million.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  On October 29, 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management is evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for non-controlling interests in consolidated financial statements. A non-controlling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions. This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt SFAS No. 160 on January 1, 2009.  We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value~~.~~” At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date. The Company will adopt SFAS No. 160 on January 1, 2009.  We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt SFAS No. 160 on January 1, 2009.  We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

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

The following table provides information relating to outstanding stock options as of September 30, 2008; however the Company did not grant any stock options in 2008:

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

A summary of the status of stock options and related activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,824,000	$3.42	3.2	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(1,404,000)	3.26

Options outstanding at September 30, 2008	420,000	$3.95	2.4	$-

Options exercisable at September 30, 2008	420,000	$3.95	2.4	$-

Unrecognized compensation expense as of September 30, 2008 related to outstanding stock options and restricted stock grants were $0.6 million.

NOTE 5.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007	Depreciable Life

Land	$6,916,338	$6,916,338	N/A
Buildings and grandstands	3,509,384	3,444,624	7 - 40 years
Transportation equipment	1,912,619	1,669,309	5 - 7 years
Office furniture and equipment	854,776	743,663	3 - 7 years
	13,193,117	12,773,934
Less accumulated depreciation	(2,956,066)	(2,473,458)
Property and equipment, net	$10,237,051	$10,300,476

Depreciation is computed on a straight-line basis. Depreciation expense for the three month periods ended September 30, 2008 and 2007 was $156,114 and $192,597, respectively. Depreciation expense for the nine month periods ended September 30, 2008 and 2007 was $516,307 and $572,668, respectively.

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

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Points fund and prize money	$2,148,584	$587,875
Interest	237,883	84,378
Salaries, wages and other compensation and benefits	283,423	170,263
Sales, property and other taxes	389,807	64,548
Office closure and relocation	53,877	79,639
Acquisition liabilities	-	15,000
Other accrued liabilities	65,365	123,701

Total Accrued Liabilities	$3,178,939	$1,125,404

NOTE 8.	DEFERRED REVENUE

Deferred revenues at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Sponsorship prepayments	$109,164	$180,910
Sanction fee advances	15,000	123,017
Season ticket sales, advance ticket sales	322,810	98,416
Membership fees	-	19,095

	$446,974	$421,438

NOTE 9.	NOTES PAYABLE

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

During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances.  Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of December 31, 2007.  As of September 30, 2008, $200,000 is available under the line of credit.

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

In October 2008, the Company received executed consents from the Required Lenders, as defined in the purchase agreement to amend the purchase agreement and Senior Notes.  Pursuant to Section 11(c) of the Note Purchase Agreement, the Required Lenders, have agreed to modify the Notes by extending the Maturity Date of the Senior notes from  March 15, 2010 to March 15, 2011 and amend the Note Purchase Agreement by deleting Section 9(e) in its entirety and replacing it with “Intentionally Omitted.” As consideration for obtaining the consents, the Company issued 4,316 shares of Series E Convertible Preferred Stock to all Notes Holders on a pro-rata basis. The issuance of the Series E Convertible Stock will be recorded in the fourth quarter of 2008. The amended maturity date of the Secured Notes is used throughout this report.

Notes payable at September 30, 2008 consisted of the following:

•
$15.5 million of Senior Notes due March 15, 2011, as amended, bearing interest at 12.5% per annum payable quarterly.  These notes are secured by substantially all of the assets of the Company and our subsidiaries.

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

•
 $2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010.  The outstanding principal balance on this note was $1,579,493 as of September 30, 2008.  This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.

•	$721,105 in various vehicle notes payable, bearing interest at rates ranging from 6.25% to 8.25% and due in monthly installments of principal and interest through December 2026.

The aggregate amounts of maturities of debt during each of the years ending December 31, 2008 through 2012 and thereafter are:

Remainder of 2008	$563,531
2009	1,483,129
2010	2,371,261
2011	15,549,410
2012	34,661
Thereafter	150,481
$20,152,473
Less: Note Discount	(1,854,096)
$18,298,377

NOTE 10.	STOCKHOLDERS’ EQUITY

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

At September 30, 2008, the Company had net operating loss carry forwards of approximately $52.8 million for federal income tax purposes.

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

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012 and Thereafter
Operating leases	$679,331	$179,046	$139,931	$142,285	$144,694	$73,375

Operating lease expense for the nine months ended September 30, 2008 and 2007 was $261,734 and $296,394, respectively.  Operating lease expense for the three months ended September 30, 2008 and 2007 was $127,260 and $132,877, respectively.

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at September 30, 2008 was $0.3 million.

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

NOTE 14.	SUBSEQUENT EVENT

On October 31, 2008, the Company received $1,000,000 in temporary bridge financing from an existing investor.  The Company and the investor are currently negotiating the terms of the financing, which may take the form of debt, equity, or a combination of debt and equity.  It is currently anticipated that such terms will constitute the terms and conditions of additional financing that the Company is currently seeking to meet its short- and long-term liquidity needs.   No assurances can be given that such financing will be obtained on terms and conditions favorable to the Company, if at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements beginning on page 3 of this Quarterly Report. This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act.  All statements, other than statements of historical fact, included in this Form 10-Q that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, that could cause actual results to differ materially from results proposed in such statements.  These include, but are not limited to, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control, as well as those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

During the first three quarters of 2008, inclement weather had a significant negative impact on the operations of our World of Outlaws Sprint Car Series (Series).  We had 82 events scheduled or rescheduled during the first three quarters of 2008 and were only able to complete 57 events.   We rescheduled one of these events in the fourth quarter 2008; the remaining events have been cancelled.  Had we completed the races as scheduled, we estimate that we would have generated an additional $1.4 million in total revenues.  Additionally, many of the Series' operating costs, including personnel costs and travel costs were incurred during the quarter in preparation for the events.  The reduction in the number of events completed also impacted our merchandise sales, as our mobile store fronts continued to incur operating costs without having the ability to sell merchandise at the events that were cancelled.

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

Results of Operations – Comparison of Three months ended September 30, 2008 (“2008”) and 2007 (“2007”)

Revenues – Our total revenues increased to $8.8 million in 2008 from $8.1 million in 2007.

Race sanctioning and event fees revenue increased to $4.0 million in 2008 from $3.8 million in 2007.  This increase is due an increase in the number of late model sanctioned races which includes the World of Outlaws Late Model Series and our UMP/DIRTcar Summer Nationals Series races   (collectively “Late Model Series’”) events completed offset by a decrease in the number of World of Outlaws Sprint Series (“Sprint Series”) sanctioned events completed in 2008 as compared to 2007 due to inclement weather.  Eleven Sprint Series events were impacted by weather and seven events were cancelled and one event was postponed until the fourth quarter of 2008 due to inclement weather.  In 2008 we completed 31 Sprint Series sanctioned events at non-owned facilities and 2 events at our facilities. In 2007 we completed 32 sanctioned events at non-owned facilities and 2 event at our facilities. In 2008 and 2007 we completed 21 World of Outlaw Late Model Series Events. Three Late Model Series Events were cancelled or postponed due to inclement weather in 2008.  We estimate that revenues from the eight World of Outlaws events not completed in 2008 would have totaled $0.6 million in 2008.

During 2008 we generated $2.4 million in track operations, ticket and concession sales as compared to $2.3 million in 2007. These revenues are generated at events held at our owned or operated racetracks.   Our racing season at our tracks in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region.

Our sponsorship and advertising revenues increased to $2.1 million in 2008 from $1.8 million 2007.  We expect sponsorship and advertising revenues to increase in 2008 for new sponsorship agreements for our World of Outlaws touring series and for our sanctioning bodies.  Additionally, we expect sponsorship and advertising revenues to increase for sales of advertising within our television broadcasts which began to air in May 2008 and will air through October 2008.   We expect sponsorship and advertising revenues to become a significant component of our operating revenue.  Sales of merchandise remained flat despite postponement or  cancellation of  eight World of Outlaw Sprint Series Events. In 2007 we entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series events; we continued those relationships in 2008.  We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas and we expect revenues for merchandise sold on-site at our World of Outlaw Sprint Series events to increase as compared to 2007.

Operating expenses – Our total operating expenses increased to $11.0 million in 2008 from $10.3 million in 2007.  The increases are due to increased expenditures for sales and marketing, event and track operations and legal and professional fees incurred in connection with ongoing litigation.  These increases are offset in part by decreases in non-cash stock compensation and decreases in other General and Administrative Expenses from efforts across all aspects of the Company to reduce operating costs.

Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $9.0 million in 2008 from $8.6 million in 2007.  This increase includes expenses for prizes and purses corresponding to increases in sanction fees during 2008 and increased operating expenses for the scheduled increase in events that were postponed or cancelled.  We estimate that an additional $0.2 million in television production costs were incurred in 2008 due to postponement and delays of scheduled events.

Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expense increased to $0.7 million in 2008 from $0.4 million in 2007 for increased staffing, professional fees, promotion and advertising.

Merchandise operations – Merchandise operations includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws touring series event and the cost of goods sold during 2008 and 2007.  Beginning in 2007, we entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales. During 2008 we incurred increased operating expenses in efforts to increase our total merchandise sales and Sprint Series events; however, due to weather impacting eleven events and the cancellation or postponement of eight events in 2008, we did not realize increases in total merchandise revenues although we did experience increased sales per event as compared to 2007.

General and administrative – General and administrative expenses increased to $0.6 million in 2008 from $0.5 million in 2007. The increase from 2007 is due to $0.2 million in legal and other professional fees incurred in connection with ongoing litigation offset by decreases in personnel costs and costs incurred 2007 in connection with the relocation of our corporate office from Oklahoma to North Carolina.

Non-cash stock Compensation – Non-cash stock compensation of $0.3 million in 2008 and $0.6 million in 2007 represents the fair value of restricted stock, warrants and options issued to employees and non-employees for services provided.

Depreciation and amortization – Depreciation and amortization expense decreased slightly in 2008 from 2007 due to fully depleting certain assets acquired in 2004 and 2005 offset by the addition of equipment and leasehold and track improvements during 2007 and new transportation equipment in 2008.

Interest expense, net – Interest expense increased to $1.1 million in 2008 from $0.2 million in 2007.  Interest expense includes the non-cash amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured notes issued during the third quarter of 2007. Interest expense for the remainder of 2008, 2009 and 2010 will reflect the interest incurred on our secured notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured promissory notes issued during the third quarter of 2007 and in 2008.

Results of Operations – Comparison of nine months ended September 30, 2008 (“2008”) and 2007 (“2007”)

Revenues – Our total revenues increased to $19.3 million in 2008 from $16.7 million in 2007.

Race sanctioning and event fees revenue increased to $7.8 million in 2008 from $7.4 million in 2007.  This increase is due an increase in the number of late model sanctioned races which includes the World of Outlaws Late Model Series and our UMP/DIRTcar Summer Nationals Series races   (collectively “Late Model Series’”) events completed offset by a decrease in the number of World of Outlaws Sprint Series (“Sprint Series”) sanctioned events completed in 2008 as compared to 2007 due to inclement weather.  Twenty-six Sprint Series events were impacted by weather and 15 were cancelled and 1 postponed until the fourth quarter of 2008 due to inclement weather.  In 2008 we completed 50 Sprint Series sanctioned events at non-owned facilities and 7 events at our facilities. In 2007 we completed 67 sanctioned events at non-owned facilities and 8 events at our facilities. In 2008 and 2007 we completed 39 and 51 World of Outlaw Late Model Series Events, respectively. Seven Late Model Series Events were cancelled or postponed due to inclement weather in 2008.  We expect sanction fees to reflect the increase in the number of sanctioned events at non-affiliated facilities for the remainder of 2008 as compared to 2007.

During 2008 and 2007 we generated $5.8 million in track operations, ticket and concession sales. These revenues are generated at events held at our owned or operated racetracks.   Our racing season at our tracks in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region. During 2008, we cancelled 28 of 126 events scheduled, including three World of Outlaws events at our tracks due to inclement weather. We estimate that revenues from the three World of Outlaws events would have totaled $0.4 million in 2008.  We expect our track operations, ticket and concession sales to remain higher for the remainder of 2008 as compared to 2007 for additional events scheduled during the remainder of year.

Our sponsorship and advertising revenues increased to $5.2 million in 2008 from $3.0 million 2007.  We expect sponsorship and advertising revenues to increase in 2008 for new sponsorship agreements for our World of Outlaws touring series and for our sanctioning bodies.  Additionally, we expect sponsorship and advertising revenues to increase for sales of advertising within our television broadcasts which began to air in May 2008 and will air through October 2008.   We expect sponsorship and advertising revenues to become a significant component of our operating revenue.  Sales of merchandise decreased slightly due to postponement or cancellation of 16 World of Outlaw Sprint Series Events. In 2007 we entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series events; we continued those relationships in 2008.  We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas and we expect revenues for merchandise sold on-site at our World of Outlaw Sprint Series events to increase as compared to 2007.

Operating expenses – Our total operating expenses increased to $26.3 million in 2008 from $24.2 million in 2007.  The increases are due to increased expenditures for sales and marketing, event and track operations and legal and professional fees incurred in connection with ongoing litigation.  These increases are offset in part by decreases in non-cash stock compensation and decreases in other General and Administrative Expenses from efforts across all aspects of the company to reduce operating costs.

Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $19.9 million in 2008 from $18.9 million in 2007.  This increase includes expenses for prizes and purses corresponding to increases in sanction fees during 2008 and increased operating expenses for the scheduled increase in events that were postponed or cancelled.  We estimate that an additional $0.2 million in television production costs were incurred in 2008 due to postponement and delays of scheduled events.

Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expense increased to $2.2 million in 2008 from $1.3 million in 2007 for increased staffing, professional fees, promotion and advertising.

Merchandise operations – Merchandise operations includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws touring series event and the cost of goods sold during 2008 and 2007.  Beginning in 2007, we entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales. During 2008 we incurred increased operating expenses in efforts to increase our total merchandise sales and Sprint Series events; however, due to the cancellation or postponement of 16 events in 2008 we did not realize increases in total merchandise revenues although we did experience increased sales per event as compared to 2007.

General and administrative – General and administrative expenses increased to $2.0 million in 2008 from $1.8 million in 2007. The increase from 2007 is due to $0.5 million in legal and other professional fees incurred in connection with ongoing litigation offset by decreases in personnel costs and costs incurred 2007 in connection with the relocation of our corporate office from Oklahoma to North Carolina.

Non-cash stock Compensation – Non-cash stock compensation of $1.1 million in 2008 and $1.5  million in 2007 represents the fair value of restricted stock, warrants and options issued to employees and non-employees for services provided.

Depreciation and amortization – Depreciation and amortization expense decreased slightly in 2008 from 2007 due to fully depleting certain assets acquired in 2004 and 2005 offset by the addition of equipment and leasehold and track improvements during 2007 and new transportation equipment in 2008.

Interest expense, net – Interest expense increased to $2.8 million in 2008 from $1.1 million in 2007.  Interest expense includes the non-cash amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured notes issued during the third quarter of 2007. Interest expense for 2008, 2009 and 2010 will reflect the interest incurred on our secured notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured promissory notes issued during the third quarter of 2007 and in 2008.

Liquidity and Capital Resources

The Company generated $19.3 million in revenues during the nine month period ended September 30, 2008; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the quarter ended September 30, 2008 has been from cash on hand and the issuance of notes payable.

During the period ended September 30, 2008, the Company used $3.6  million in operating activities primarily the result of a net loss of $9.7  million, depreciation and amortization of $0.6 million, non-cash stock compensation of $1.1  million, non-cash interest expense of $1.1 million and other working capital changes, primarily accounts receivable, accounts payable and accrued liabilities.

During the nine months ended September 30, 2008, the Company used $0.5 million in investing activities primarily for track improvements and for equipment purchases for our traveling series.

During the nine months ended September 30, 2008, financing activities provided $3.1 million primarily through the issuance of $3.7 million in notes payable offset by scheduled repayments of notes payable.

During the period ended September 30, 2007, the Company used $4.5  million in operating activities primarily the result of a net loss of $8.6 million, depreciation and amortization of $0.6  million, non-cash stock compensation of $1.5 million, non-cash interest expense of $0.7 million and other working capital changes, primarily accounts payable and accrued liabilities.

During the nine months ended September 30, 2007, the Company used $0.3 million in investing activities primarily for track improvements and for leasehold improvements and equipment purchases for our new corporate offices in Concord, North Carolina.

During the nine months ended September 30, 2007, financing activities provided $10.4 million primarily through the issuance of $12.0 million in notes payable offset by repayment of $0.7 million in notes payable and 1.0 million in placement fees and other issuance costs.

The Company incurred a net loss of $12.7 million for the year ended December 31, 2007 and a net loss of $9.7 million for the nine months ended September 30, 2008.  The Company has an accumulated deficit of $83.1 million and negative working capital of $3.7 million as of September 30, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  The Company issued $3.0 million in additional Senior Notes on May 14, 2008, and we will be required to obtain additional financing in 2008, as current sources of liquidity will be insufficient to provide for our budgeted and anticipated working capital requirements.  No assurances can be given that such capital will be available to the Company on acceptable terms, if at all.  If the Company is unable to obtain additional financing when needed or if such financing cannot be obtained on terms favorable to us, or if the Company is unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

The following table summarizes our contractual obligations as of September 30, 2008:

	Payment Due by Period
		Remainder of 2008				2012 and thereafter
Contractual obligations	Total		2009	2010	2011
Operating leases	$679,331	$179,046	$139,931	$142,285	$144,694	$73,375
Employment agreements	300,990	139,500	161,490
Notes payable and accrued interest	24,896,841	1,186,073	3,704,083	4,441,875	15,399,679	165,131

Operating lease expense for the nine months ended September 30, 2008 and 2007 was $261,734 and $296,394, respectively.  Operating lease expense for the three months ended September 30, 2008 and 2007 was $127,260 and $132,877, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply to the Company.  In addition, management must make appropriate estimates at the time the consolidated financial statements are prepared.

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

Although all of the policies identified in note 4 to our consolidated condensed financial statements are important in understanding the consolidated financial statements, the policies discussed below are considered by management to be central to understanding the consolidated financial statements, because of the higher level of measurement uncertainties involved in their application.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.

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

As of September 30, 2008, we had the following warrants and stock options outstanding:

·	Placement Agent Warrants to purchase 275,803 shares of common stock at exercise prices ranging from $2.70 to $5.00

·	Warrants to purchase 275,059 shares of common stock at an exercise price of $3.00

·	Other warrants to purchase 40,000 shares of common stock issued at an exercise price of $3.65

·	Director stock options to purchase 75,000 shares at exercise price of $4.75 per share

·	Other stock options totaling 345,000 shares at exercise prices ranging from $3.00 to $4.50 per share

In addition, as of September 30, 2008, our Series E Preferred Stock was convertible into 45.7 million shares of common stock. None of these were included in the computation of diluted EPS because we had a net loss and all potential issuance of common stock would have been anti-dilutive.

Land, Buildings and Equipment

Land, buildings and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 40 years. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

The carrying values of land, buildings and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of September 30, 2008, the Company believes there is no impairment of property and equipment.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. On October 29, 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management is evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for non-controlling interests in consolidated financial statements. A non-controlling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions. This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt SFAS No. 160 on January 1, 2009.  We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value~~.~~” At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date. The Company will adopt SFAS No. 160 on January 1, 2009.  We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt SFAS No. 160 on January 1, 2009.  We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

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

Unrecognized compensation expense as of September 30, 2008 related to outstanding stock options was $0.6 million.

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at December 31, 2007 was 2.4 years.

A summary of the status of stock options and related activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,824,000	$3.42	3.2	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(1,404,000)	3.26

Options outstanding at September 30, 2008	420,000	$3.95	2.4	$-

Options exercisable at September 30, 2008	420,000	$3.95	2.4	$-

ITEM 4T.	CONTROLS AND PROCEDURES

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

WORLD RACING GROUP, INC. (Registrant)

Date: November 14, 2008	By:	/s/ Brian M. Carter
Brian M. Carter
Chief Executive Officer and Chief Financial Officer