Form 10-K
period 2008-12-31
WORLD RACING GROUP, INC.
filed 2009-03-31
CIK 793041

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐Yes  ☒No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☒Yes  ☐No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of March 26, 2009:  $565,638.63 (at a closing price of $0.03 per share).

As of March 26, 2009, 42,751,735 shares of the Company’s, $.0001 par value common stock were outstanding.

-i-

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933.  All statements, other than statements of historical fact, included or incorporated by reference in this Form 10-K that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

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

Company Overview, Intent to Go Private and Plan of Operations

World Racing Group, Inc., formerly DIRT Motor Sports, Inc. (the “Company,” “we,” “us,” “our”), is incorporated in Delaware.  Our executive offices are located at 7575 West Winds Blvd. Suite D, Concord, North Carolina 28027.

We are a leading marketer and promoter of motor sports entertainment in the United States.  Our motorsports subsidiaries operate six dirt motor sports tracks (four are owned and two facilities are under short term lease agreements) in New York, Pennsylvania and Florida.  We own and operate the premier sanctioning bodies in dirt motor sports:  the World of Outlaws Sprint Car Series; the World of Outlaws Late Models Series: Advance Auto Parts Super DIRTcar Series; DIRTcar Racing formerly known as DIRT MotorSports and United Midwestern Promoters (UMP DIRTcar) which includes weekly event sanctions and regional series in the Northeast, Midwest and West.  Through these sanctioning bodies we organize and promote national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series, and we expect to sanction races at nearly 125 tracks across the United States and Canada in 2009.

On February 17, 2009, we announced that our Board of Directors and a majority of our stockholders had approved a 1-for-101 reverse stock split of our common stock (the “Reverse Split”).  The intended effect of the Reverse Split is to reduce the number of record holders of our common stock to fewer than 300 so that we will be eligible to terminate the public registration of our common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Provided that the Reverse Stock Split has the intended effect, we will file to deregister our common stock with the Securities and Exchange Commission (the "Commission") and to terminate the listing of shares of our common stock on the Over the Counter Bulletin Board.  In such case, we will no longer be required to file periodic reports with the Commission. When the Reverse Split becomes effective, stockholders that hold fewer than 101 shares of common stock will receive a cash payment of $0.10 per pre-split share. Additionally, as the Company will not be issuing fractional shares, stockholders will also receive a cash payment of $0.10 per pre-split share if their pre-split holdings would not result in the issuance of whole shares.   The Company filed a preliminary Information Statement with the Commission and expects to distribute a definitive Information Statement to all holders of our common stock in the near future. The Reverse Split will not be affected prior to the 20th day following the distribution of the definitive Information Statement to stockholders. However, the Company reserves the right not to proceed with the Reverse Split in the discretion of its Board of Directors.

The Reverse Split is not expected to affect our current business plan or operations, except for the anticipated cost and management time savings associated with the termination of our obligations as a public company.  Management also anticipates that we will be able to more successfully compete for sponsorship, advertising and other revenue generating opportunities as a private company, which remains our principal focus.  Our plan of operations for the remainder of 2009 also includes continuing to streamline our operations, and grow our ticket and merchandise sales, sanction, membership and license fees, while expanding our position as a premier motor sports entertainment company.

Motor Sports Industry

Motor sports are among the most popular and fastest-growing spectator sports in the United States, with annual attendance at all U.S. motor sports events approaching 100 million people.  We believe that the impetus for growth in this industry has been the growing popularity of the National Association of Stock Car Auto Racing (NASCAR), due to increased broadcast network television exposure.

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

Of the sanctioning bodies in the United States, NASCAR, the Indy Racing League (IRL), National Hot Rod Association (NHRA), and Grand Am are among the more well known.  The largest auto-racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by NASCAR. Until roughly fifteen years ago, NASCAR events and viewership were predominately confined to the southeastern part of the United States. Today, NASCAR races are held, and viewers hail from, all over the country and the races are broadcast world-wide.

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

Today, there are over 800 dirt racing tracks in the United States and in excess of 25,000 drivers who actively race on dirt tracks.  There are numerous sanctioning bodies for this type of racing, and races are generally classified according to car types, including: modified, super modified, sportsman, late models and sprint cars.  Among dirt-track style racing sanction bodies, we believe that World of Outlaws and DIRTcar Racing are the best known.  Until recently the sponsorship for dirt track racing consisted primarily of local, regional and industry manufacturer sponsors.

General Business Plan

Our general business plan is to acquire and operate motor sports sanctioning bodies and venues and seek to “nationalize” dirt-track style motor sports racing.  We believe that much of the current success of motor sport racing is due to the efforts of NASCAR in consolidating, marketing and promoting its stock car races, and our current strategy is to utilize this model for dirt-track style racing. Under this business model, we anticipate revenues from the primary sources that typically generate revenue for motors sport sanctioning bodies, including: (1) sanctioning and event fees; (2) sponsorships; (3) television and electronic media distribution rights and advertising fees; (4) merchandise sales and licensing fees; (5) membership fees; and (6) event ticket sales.

Sanctioning and Event Fees

Race sanctioning bodies sanction racing events at various venues in exchange for fees from track operators and race promoters.  Because a sanctioned racing event typically draws greater fan attendance, track operators and racing promoters will generally seek to have their event sanctioned.  Our touring series sanctioning and event fees for our touring series range from $2,500 to $25,000 per event day depending on several variables, including: size of race, race venue, revenue sharing with the track owner or promoter, race purses and other prizes. Sanction fees for weekly events and regional tours may range from $100 to $2,500.

Sponsorships

Drawn to the sport by the attractive demographics and strong brand loyalty of the fans, sponsors are very active in all aspects of auto racing.  Multiple entry points exist for these sponsors and we control all but one of the major entry points.  The most prominent position available to corporate sponsors is a "Title Sponsorship" of a series or sanctioning body (i.e. the “ACME” World of Outlaws Sprint Car Series") where a sponsor will pay us to control naming rights of an entire series of events.  We also offer "Official Sponsor" positions which are typically category exclusive, but virtually unlimited in terms of the number of categories that could be represented (i.e. Quaker State is the "Official Motor Oil of the World of Outlaws" and Armor All is the "Official Car Care Product of the World of Outlaws").  We also have the ability to sell naming rights in the form of Title and/or Presenting Sponsorships of our premier events (i.e. the "Alltel DIRTcar Nationals Presented by UNOH").

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

Television and Electronic Media Distribution Rights

Increased exposure to sanctioned events generally leads to increased revenues from sponsorships and other forms of advertising in addition to the revenues generated from licensing the broadcast and distribution rights for the events.  Thus, we believe that to obtain the greatest exposure for our events and the highest value in sponsorship rights, we must promote our sanctioned events though television and other electronic media distribution.  To this end, we will seek broadcast and media distribution partners.  We expect to model these efforts after NASCAR.  In 2003, the World of Outlaws entered into an agreement with The Outdoor Channel which extended through December 31, 2006.  Under this agreement a minimum of 27 one hour tape delayed World of Outlaws Sprint Series race programs per year were produced at the expense of The Outdoor Channel.  In 2006 and 2005, The Outdoor Channel produced 40 and 41 programs, respectively.  In 2007, we entered into agreements with ESPN 2 to broadcast eight one hour tape delayed World of Outlaws Sprint Series races and contracted with SPEED Television to 18 programs to broadcast World of Outlaws Sprint Series, World of Outlaw Late Model Series and Advanced Auto Parts Super DIRT Series races. In 2008 we broadcast 28 hours of original programming on SPEED Television.  In 2009, we expect to broadcast a minimum of 18 hours of World of Outlaws racing on SPEED Television.

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

Membership Fees

In order for a motor sport racing team to compete in sanctioned races, the teams must first pay membership fees to the sanctioning body and may pay entry fees for each event. These fees typically increase with the popularity of race series and serve to pay for costs associated with running a sanctioning body.   Our membership fees range from $80 to $150 per individual, depending on several variables, including our ability to successfully promote the races we sanction.

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

DIRTcar Racing, North East, formerly known as DIRT Motorsports New York and United Midwestern Promoters (UMP)

DIRT Motorsports New York was founded in the mid 1970’s, and UMP in 1980.  Together now under the DIRTcar Racing banner, they have been combined to create the largest circle track motorsports sanction body in the United States.  Each year, DIRTcar sanctioned races are held at approximately 125 DIRTcar affiliated tracks situated throughout the U.S. and Canada, with nearly 5,000 feature events being held under the DIRTcar sanction.

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

With the successful acquisition of the premier national dirt late model touring series in 2004, the series name was changed to the World of Outlaws Late Model Series, leveraging the World of Outlaws brand and giving the company the enviable position of controlling the elite level of sprint car and late model racing in the U.S.

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

The Super DIRTcar Modified Series is the largest regional touring series of big block modifieds.  Though primarily held in the Northeastern states, the DIRTcar Modified Series has a national presence due to broadcast coverage on The SPEED Channel.  There are no national big block modified touring series.

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

Employees

As of December 31, 2008, we had 57 full-time employees working at our various locations and 122 part-time employees.  None of the employees belong to a labor union.  We believe relations with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, including the financial statements and the related notes, before you decide whether to invest in our common stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

We will need additional capital to continue as a going concern and successfully execute our business strategy.

Revenues from operations are still significantly below levels necessary to achieve positive cash flow. From inception to December 31, 2008, our aggregate net loss is approximately $86.3 million and we have a deficit net worth of $9.2 million. Our cash position was $0.9 million at December 31, 2008, and is decreasing.  We expect the net losses and negative cash flow to continue into 2009.  As a result, we will need to raise additional capital prior to the end of 2009. In the event we are unable to obtain additional financing, our known and likely short term cash requirements will exceed available cash resources. Our short-term liquidity could disrupt our event schedule, which would adversely affect our results of operations.

Our independent accountants' opinion on our 2008 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to increase our sales from sponsorships and advertising, decrease costs, raise additional equity financing, and/or raise new debt financing, and possibly induce creditors to forebear or to convert to equity.  We can give no assurance that we will be successful in accomplishing these tasks, including obtaining adequate financing on favorable terms, if at all.  If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced.

Recent decreases in discretionary consumer spending may negatively affect our revenue.

Attendance at motor sports events is dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions. The country is currently in one of the worst recession in years, coupled with the collapse of the world's financial industry and the U.S. housing markets, As a result, consumers have drastically reduced their spending beginning in the second half of 2008. With this recent and significant deterioration of economic conditions in the U.S. and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have a material adverse effect on attendance at motor sports events.  Consumer demand may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business.

Our failure to achieve or maintain profitability could force us to cease our operations.

We have not operated at a profit since inception, and there can be no assurance that we will be able to achieve or maintain profitability.  Our ability to attain profitability and positive cash flow is dependent upon a number of factors, including an improvement in overall economic conditions, as well as our ability to increase revenues while reducing costs per racing event. We may not be successful in increasing or maintaining revenues or achieving positive cash flow.  Even if we do maintain profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.  If we fail to maintain profitability, we might ultimately be forced to discontinue our operations.

Our success depends upon sponsorship and advertising sales for our racing series and racing events.

Our business model depends on our ability to attract and maintain sponsorships and advertisers for our racing series and racing events.  A sponsor’s and advertiser’s willingness to enter into and continue their relationship with us is subject to many risks beyond our control, including: (1) competition for advertising and promotional dollars; (2) general market and industry conditions that may affect our sponsors, including the current economic recession; and (3) the introduction and success of competition for new racing events and racing series.

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

Speculative nature of our operations.

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

As of March 26, 2009, our executive officers, directors and principal stockholders together beneficially own approximately 55% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

If we go private, our stockholders may not have access to current information regarding the Company.

Our Board of Directors and a majority of our stockholders have approved a 1-for-101 reverse stock split of our common stock (the “Reverse Split”).  The intended effect of the Reverse Split is to reduce the number of record holders of our common stock to fewer than 300 so that we will be eligible to terminate the public registration of our common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Provided that the Reverse Stock Split has the intended effect, we will file to deregister our common stock with  the Securities and Exchange Commission  (the "Commission")  and to terminate the listing of shares of our common stock on the Over the Counter Bulletin Board (“OTCBB”).  In such case, we will no longer be required to file periodic reports with the Commission. As a result, and assuming consummation of the Reverse Split, our stockholders may not have access to current financial or other information regarding the Company that would otherwise be available to stockholders in the event we were required to file periodic and other reports with the Commission under the Exchange Act.

Illiquidity of our common stock.

Although there is a public market for our common stock, trading volume has been historically low which substantially increases your risk of loss.  We can give no assurance that an active and liquid public market for the shares of the common stock will develop in the future, especially in the event the Reverse Split is consummated, resulting in the termination of the listing of shares of our common stock on the OTCBB.  Low trading volume in our common stock could affect your ability to sell the shares of common stock. The development of a public trading market depends upon not only the existence of willing buyers and sellers, but also on market makers.  The market bid and asked prices for the shares may be significantly influenced by decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in the shares.  Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time.  Additionally, in order to maintain our eligibility for quotation on the OTCBB, we need to have at least one registered and active market maker. No assurance can be given that any market making activities of any additional market makers will commence or that the activities of current market makers will be continued.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

Our common stock is currently traded on the OTCBB under the symbol WRGI.OB. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. This volatility often has been unrelated to the operating performance of the Company.  These broad market fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this prospectus. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our stock price may decline if additional shares are sold in the market.

As of March 26, 2009, we had approximately 42.8 million shares of common stock outstanding.  In addition, as of March 26, 2009, our Series E Preferred Stock was convertible into 50.0 million additional shares of common stock, and we had outstanding warrants exercisable for an additional 1.0 million shares of common stock, and outstanding options convertible into an additional $0.4 million shares of common stock.  Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

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

No Dividends.

We have not paid any dividends on our common stock to date, and have no plans to pay any dividends on our common stock for the foreseeable future.  Further, so long as our senior secured notes due March 10, 2011 (Senior Notes) are outstanding, we may not pay any dividend on our common stock and 10% Cumulative Perpetual Series A Preferred Stock (“Series A Shares”).

We can give no assurance that we will ever pay any dividends in respect to our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us.  Accordingly, the annual assessment of our internal controls requirement was first applied to our Annual Report for the year ended December 31, 2007 and the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our Annual Report for our fiscal year ending December 31, 2009, unless otherwise extended by the SEC.  Compliance with these rules has required us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We completed the design, documentation and implementation of our internal controls over financial reporting. We believe that we have purposely designed our controls to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, the Company was not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as of December 31, 2008, and management cannot state whether or not our internal controls over financial reporting are effective. We began testing our controls by utilizing the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as “COSO,” as a basis to evaluate the effectiveness of our internal controls over financial reporting, but did not complete the detailed testing of all our controls by December 31, 2008. or as of the date of this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	DESCRIPTION OF PROPERTY

The following table sets forth current information relating to each of our track facilities:

Track Name	Location	Approximate number of grandstand seats	Approximate acreage	Track length
Cayuga County Fairgrounds	Weedsport, New York	3,000	80	3/8 mile
Rolling Wheels Raceway	Elbridge, New York	5,500	90	5/8 mile
Lernerville Speedway	Sarver, Pennsylvania	8,000	112	1/2 mile
Volusia County Speedway	Barberville, Florida	6,500	90	1/2 mile

In October 2007, we granted mortgages totaling $6.0 million for Lernerville Speedway and Volusia County Speedway.  We also granted a mortgage in the amount of $3.1 million for Cayuga County Fairgrounds and Rolling Wheels Raceway, collectively.  The foregoing mortgages were granted to secure the repayment of our outstanding Senior Notes in the aggregate principal amount of $15,000,000.

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

Lernerville Speedway

The Lernerville Speedway property in Sarver, Pennsylvania includes a 1/2 mile dirt track with grandstand seating capacity for 8,000 and a VIP skybox with capacity for 50.  The facility includes an officials’ tower, three concessions buildings, an infield building, two restroom facilities and four ticket booths.   The associated property covers approximately 112 acres with room for parking and includes two single-family dwellings, at 1,440 and 1,960 sq. foot, respectively.  One of these is currently leased on a month-to-month basis and the other is used for staff housing for events promoted by the Company.  Additionally, the property includes a 7,600 square foot storage building and a 5,800 square foot warehouse with approximately 20% of this used as office space.

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

Corporate Office

Our corporate office is located in Concord, North Carolina, and includes approximately 9,000 square feet of office and 7,000 square feet of warehouse space.  Lease payments are $9,876, escalating to $10,073 on April 1, 2010 and $10,275 beginning April 1, 2011 through lease termination, in May 2012.   The management of all merchandising activities, video production management, accounting and corporate management are conducted from the corporate offices.  Additionally, all operations management, including race and technical operations, marketing and media/public relations activities are conducted from the Concord, North Carolina facility.

Leased Racing Facilities

In addition to its owned racing facilities, we lease two racing facilities, the Canandaigua Speedway and the Syracuse Fairgrounds Race Track.  Prior to December 31, 2008 we also leased the Orange County Fair Speedway.

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

In 2007 and 2008 we leased The Orange County Fair Speedway at a rate of $115,000 per year.  The track is located in Middletown, New York. As of December 31, 2008, we no longer lease this facility.

We believe that our properties are adequate to support our current operations and that adequate additional properties or office space is available to support projected growth in our operations over the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against us and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania, in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between us and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  We answered RTA’s complaint denying all claims, and intend to vigorously defend the allegations set forth in the complaint.    The discovery phase of the case concluded on January 30, 2009.  The Court has set a schedule for briefing motions for summary judgment.  In the event that the case is not disposed of on a motion for summary judgment, the Court will set a schedule for expert discovery.  We cannot express with any certainty at this time an opinion as to the outcome of this matter.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted in the Over the Counter Bulletin Board (OTCBB) under the symbol WRGI.OB.  The range of high and low bid quotations for our common stock for each quarter within our last two fiscal years and most recent quarter, as reported by the OTCBB, was as follows:

	Quarterly Common Stock Price Ranges
	2008		2007
Quarter	High	Low	High	Low
1st	$0.52	$0.22	$2.57	$1.62
2nd	0.40	0.10	2.05	0.86
3rd	0.15	0.03	1.25	0.40
4th	0.10	0.01	0.85	0.30

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  As of March 26, 2009, there were 42,751,735 million shares of our common stock outstanding held by approximately 452 stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Further, so long as our Senior Notes and Series A Shares remain outstanding, we may not pay any dividend on our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this Annual Report. This Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act.  All statements, other than statements of historical fact, included in this Form 10-K that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control.  You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

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

Results of Operations – Impact of Seasonality, Weather and General Economic Conditions on Quarterly Results

In 2007, we scheduled 84 World of Outlaw Sprint Series races, 56 World of Outlaw Late Model Series races, 27 Advance Auto Parts Big Block Modified events, and over 200 other major racing events in our other regional and touring racing series.  In 2008, we scheduled 80 World of Outlaw Sprint Series races and completed 66 races; scheduled 50 World of Outlaw Late Model Series races and completed 43 races; and scheduled 26 Advance Auto Parts Big Block Modified events, and over 150 other major racing events in our other regional and touring racing series.  Most of these events are scheduled in the period from March to November each year.   As a result, our business has been, and is expected to remain, highly seasonal.

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

Results of Operations – Comparison of the year ended December 31, 2008 and 2007

Our total revenues increased to $23.4 million in 2008 from $19.6 million in 2007.  Race sanctioning and event fees revenue increased to $8.9 million in 2008 from $8.2 million in 2007.  This increase is due to an increase in the number of sanctioned events and fees per event in 2008 compared to 2007.  In 2008 we completed 59 World of Outlaw Sprint Series sanctioned events at non-owned facilities and seven events at our facilities. In 2007 we completed 76 World of Outlaws Sprint Series sanctioned events at non-affiliated facilities and five events at our facilities.   In 2008 we completed 43 World of Outlaw Late Model Series events and in 2007 we completed 56.

During 2008 and 2007 we generated $7.3 million in track operations, ticket and concession sales.  These revenues are generated at events held at our owned or operated racetracks. We added several multi-day events at our owned racetracks during June 2008 and increased attendance at our weekly events.  The increase in revenue resulting from these factors was offset in part by a decrease in the number of nightly events that we held at leased facilities in 2008.  Our racing season at our Florida race track begins in February of each year and the season in New York and Pennsylvania begins in late March or early April of each year and ends in late September or early October but is dependent upon the weather in each region.  While no assurances can be given, due to the challenging general economic environment, we expect our track operations, ticket and concession sales to increase only marginally in 2009 compared to 2008.

Our sponsorship and advertising revenues increased to $6.4 million in 2008 from $3.5 million in 2007.  This increase is due to the addition of several major sponsors including a title sponsor for the World of Outlaws Sprint Car Series. Sales of merchandise decreased slightly to $490,000 in 2008 from $505,000 in 2007 due to a decrease in the number of events held due to inclement weather offset by an increase in the sales per event held. We expect that our net operating cash generated from sales of merchandise to increase due to continued increases in sales per event and the number of events held in 2009.

Operating Expenses.

Our total operating expenses increased to $32.5 million in 2008 from $30.4 million in 2007.  The increase is due to an increase in costs associated with fulfilling the Company’s additional sponsorship contracts, operating expenses for events that were delayed or cancelled due to inclement weather, and legal and professional fees incurred in connection with the defense of litigation pending against the Company.  These increases have been offset in part by reducing other operating expenses.

Track and Event Operations.  Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events and the operation of our tracks.  Track and event operations expense increased to $23.7 million in 2008 from $22.8 million in 2007.  This increase is due to increased prizes and awards at additional events held in 2008 that were not held in 2007, offset in part by decreases in television programming and production costs of $0.5 million.  These increases were also offset in part by (i) decreases in personnel, contract labor cost and other costs at our events at our speedways and certain of our racing series, and (ii) decreases in certain prize and purse fund amounts for 2008 as compared to 2007.

Sales and Marketing.  Sales and marketing expenses principally include personnel costs, and expenses incurred by our sales, marketing and public relations departments.  These expenses include costs incurred in connection with corporate and event sponsors, professional fees, printing costs for our advertising publications and fulfillment of our sponsorship agreements.  Sales and marketing expenses increased to $2.9 million in 2008 from $1.7 million in 2007, principally due to increased professional fees, commissions paid to outside agencies for sponsorship revenue generated and increased fulfillment costs associated with additional sponsors in 2008.

Merchandise Operations and Cost of Sales.  Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws sprint touring series events and the cost of goods sold during 2008.  Beginning in 2007, we entered into arrangements to outsource the sale of branded merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  These arrangements generally include the payment to us of a one-time rights fee and a percentage of sales over certain volume thresholds. These fees are recorded as sponsorship and advertising sales.

General and Administrative.  Our general and administrative expenses increased to $3.2 million in 2008 from $2.7 million in 2007 as a result of increases in legal and other professional fees incurred to defend the civil antitrust proceeding brought against the Company by Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. In 2008 we incurred $1.3 million in legal and other professional fees. These increases were offset in part by decreases in personnel costs, travel and other administrative expenses.

Non-Cash Stock Compensation.  We incurred non-cash stock compensation expenses of $1.4 million in 2008 and $2.2 million in 2007.  These expenses  represent the fair value of warrants and options issued to employees and non-employees in accordance with SFAS 123R and the fair value of restricted stock issued to employees.

Depreciation and Amortization.  Depreciation and amortization expense decreased slightly to approximately $0.7 million in 2008 from $0.8 million  in 2007 due to many assets from the initial purchase of the World of Outlaws and DIRT MotorSports being fully depreciated offset in part by the addition of equipment and leasehold and track improvements during 2008.

Net Interest Expense.  Interest expense increased to $3.9 million in 2008 from $2.0 million in 2007 due to the accrual of interest on the Senior Notes.  Interest expense for 2007 reflects the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to the shares of common stock that were issued in connection with the Senior Notes issued during late March through September 30, 2007.

Liquidity and Capital Resources

We generated $23.4 million in revenues during the year ended December 31, 2008; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the year ended December 31, 2008 has been from the issuance of notes payable, and Series A Shares.

During the year ended December 31, 2008, we used $6.8 million in operating activities.  The use of cash was primarily the result of a net loss of $12.9 million, which was offset by depreciation and amortization of $0.7 million, non-cash stock compensation of $1.4 million, non-cash interest expense and interest paid in kind of $2.5 million and other working capital changes, primarily accounts payable, accrued liabilities and deferred revenue.

 During the year ended December 31, 2008, we used $0.5 million in investing activities primarily for track improvements and for leasehold improvements and equipment purchases for our new corporate offices in Concord, North Carolina.

During the year ended December 31, 2008, financing activities provided $6.5 million primarily through the issuance of $3.7 million in Senior Notes, and $3.5 million in Series A Shares and 9,975,000 shares of common stock, offset by repayment of $0.4 million in notes payable and payments of $0.2 million in placement agent fees.

We incurred a net loss of $12.9 million for the year ended December 31, 2008.  We had an accumulated deficit of $86.3  million and had a deficit net worth of $9.2 million as of December 31, 2008, which raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During December 2008, we issued 350 Series A Shares and 9,975,000 shares of common stock, resulting in gross proceeds to the Company of $3.5 million.

On September 28, 2007, we completed the closing of a secured note financing (“Note Financing”). At the closing, we issued $12.0 million principal amount of Senior Notes to a limited number of accredited investors pursuant to a Note Purchase Agreement by and among us and the investors (“Note Purchase Agreement”). The purchase price consisted of $10,150,000 of cash proceeds and cancellation of $1,850,000 principal amount of outstanding bridge notes (“Short-Term Notes”) that were issued in 2007. We used approximately $470,000 of the proceeds to repay certain unsecured indebtedness, approximately $450,000 to repay the Short-Term Notes. Under the terms of the Note Purchase Agreement, we issued an additional $3.0 million principal amount of Senior Notes in May 2008.

The Senior Notes are due March 15, 2011 and accrue interest at the rate of 12.5% per annum payable quarterly on each of December 15, March 15, June 15 and September 15. Upon issuance of the Senior Notes, we prepaid $1,167,347 of interest, representing the first three interest payments. Commencing September 15, 2008, interest due under the Senior Notes is payable at our option in cash or additional Senior Notes that will accrue interest at 13.5% per annum. The Senior Notes are secured by substantially all of our assets and the assets or our subsidiaries, including our four race tracks, pursuant to a security agreement and mortgages by and among us, certain of our subsidiaries, and the lenders. The Senior Notes contain various standard and customary covenants, including prohibitions on incurring additional indebtedness, except under certain limited circumstances, or granting a security interest in any of our properties. Our obligations under the Senior Notes are guaranteed by our principal operating subsidiaries pursuant to a Subsidiary Guarantee by and among us, our principal operating subsidiaries, and the lenders.

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

During the year ended December 31, 2007, we used $8.9 million in operating activities.  The use of cash was primarily the result of a net loss of $12.7 million, which was offset by non-cash interest expense of $0.9 million, depreciation and amortization of $0.8 million, non-cash stock compensation of $2.2 million, a charge related to the impairment of our goodwill and other working capital changes, primarily accounts payable and accrued liabilities.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity will be insufficient to provide for budgeted and anticipated working capital requirements through the remainder of 2009.  We will therefore be required to seek additional financing to satisfy our working capital requirements. No assurances can be given that such capital will be available to us on acceptable terms, if at all. If we are unable to obtain additional financing when they are needed or if such financing cannot be obtained on terms favorable to us or if we are unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

To attain profitable operations, management’s plan is to continue to execute its strategy of (i) increasing the number of sanctioned events; (ii) leveraging existing owned and leased tracks to generate ancillary revenue streams; (iii) partnering with existing promoters to create additional marquis events; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise.   In addition, we plan to consummate the Reverse Split, resulting in the termination of the Company’s requirement to file periodic and other reports with the Commission under the Exchange Act.  If consummated, we anticipate savings of approximately $250,000 to $300,000 per annum. If we are unsuccessful in our plans, we will continue to be dependent on outside sources of capital to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

The following table summarizes our contractual obligations as of December 31, 2008:

	Payment Due by Period
						2013 and
Contractual obligations	Total	2009	2010	2011	2012	thereafter
Operating leases	$360,354	$142,285	$144,694	$73,375	$-	$-
Employment agreements	161,490	161,490	-	-
Notes payable and accrued interest	$26,073,869	4,724,228	4,620,497	16,564,014	46,740	118,390

Operating lease expense for 2008 and 2007 was $456,064 and $410,479, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We recognize race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. We recognize revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which we receive goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $61,000 and $240,000 of total revenues for the years ended December 31, 2008 and 2007.

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

Net loss Per Share

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the year ended December 31, 2008, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

As of December 31, 2008, we had the following warrants and stock options outstanding:

·  Placement Agent Warrants to purchase 275,803 shares of common stock at exercise prices ranging from $2.70 to $5.00

·  Warrants to purchase 275,059 shares of common stock at an exercise price of $3.00

·  Director stock options to purchase 75,000 shares at exercise price of $4.75 per share

·  Other stock options totaling 345,000 shares at exercise prices ranging from $3.00 to $4.50 per share

In addition, as of December 31, 2008, our Series E Preferred Stock was convertible into 50.0 million shares of common stock. None of these were included in the computation of diluted EPS because we had a net loss and all potential issuance of common stock would have been anti-dilutive.

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

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value. As of December 31, 2008, we believe there is no impairment of property and equipment.

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

Unrecognized compensation expense as of December 31, 2008 related to outstanding stock options was $0.4 million.

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at December 31, 2008 was 2.1 years.

A summary of the status of stock options and related activity for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,824,000	$3.42	2.1	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(1,404,000)	3.26

Options outstanding at December 31, 2008	420,000	$3.95	2.1	$-

Options exercisable at December 31, 2008	420,000	$3.95	2.1	$-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A(T)	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer.  Based upon that evaluation, he concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management,  in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During fiscal 2008, under the supervision of our Chief Executive Officer and Chief Financial Officer, we completed the design, documentation and implementation of our internal controls over financial reporting. We believe that we have purposely designed our controls to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, the Company was not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as of December 31, 2008, and management cannot state whether or not our internal controls over financial reporting are effective. We began testing our controls by utilizing the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as “COSO,” as a basis to evaluate the effectiveness of our internal controls over financial reporting, but did not complete the detailed testing of all our controls by December 31, 2008, and as of the date of this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

 During our last fiscal quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 17, 2009, we announced that our Board of Directors and a majority of our stockholders had approved a 1-for-101 reverse stock split of our common stock (the “Reverse Split”).  The intended effect of the Reverse Split is to reduce the number of record holders of our common stock to fewer than 300 so that we will be eligible to terminate the public registration of our common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Provided that the Reverse Stock Split has the intended effect, we will file to deregister our common stock with the Securities and Exchange Commission (the "Commission") and to terminate the listing of shares of our common stock on the Over the Counter Bulletin Board.  In such case, we will no longer be required to file periodic reports with the Commission. When the Reverse Split becomes effective, stockholders that hold fewer than 101 shares of common stock will receive a cash payment of $0.10 per pre-split share. Additionally, as the Company will not be issuing fractional shares, stockholders will also receive a cash payment of $0.10 per pre-split share if their pre-split holdings would not result in the issuance of whole shares.   The Company filed a preliminary Information Statement with the Commission and expects to distribute a definitive Information Statement to all holders of our common stock in the near future. The Reverse Split will not be affected prior to the 20th day following the distribution of the definitive Information Statement to stockholders. However, the Company reserves the right not to proceed with the Reverse Split in the discretion of its Board of Directors.

The Reverse Split is not expected to affect our current business plan or operations, except for the anticipated cost and management time savings associated with termination of our obligations as a public company.  Management also anticipates that we will be able to more successfully compete for sponsorship, advertising and other revenue generating opportunities as a private company, which remains our principal focus.  Our plan of operations for the remainder of 2009 also includes continuing to streamline our operations, and grow our ticket and merchandise sales, sanction, membership and license fees, while expanding our position as a premier motor sports entertainment company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information about our executive officers and directors and their respective ages and positions as of December 31, 2008.  The directors listed below will serve until our next annual meeting of stockholders:

Name	Age	Position
Brian M. Carter	39	Chief Executive Officer, Chief Financial Officer and Director
Tom W. Deery	54	President and Chief Operating Officer
Benjaman L. Geisler	31	Executive Vice President and Chief Marketing Officer
Robert F. Hussey	59	Director and Chairman of the Board of Directors
Cary J. Agajanian	67	Director
Daniel W. Rumsey	47	Director

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

Benjamin L. Geisler, Executive Vice President and Chief Marketing Officer. Mr. Geisler has served as the Company’s Executive Vice President and Chief Marketing Officer since November 15, 2007, and served as Executive Vice President of Operations from March 1, 2006 to November 15, 2007. From June 1997 until joining the Company, Mr. Geisler was employed in various capacities with Next Marketing, Inc. (“Next”), where he most recently served as Senior Vice President.  Next is a privately held sports and event marketing firm heavily focused on motorsports. Mr. Geisler joined Next with the sole purpose of extending the firm’s motorsports reach beyond its open-wheel background into the NASCAR arena. During his tenure at Next, Mr. Geisler was responsible for managing or placing over $100 million in sponsorship and activation spending, while establishing Next as a leader in both the NASCAR and event marketing arenas. Mr. Geisler holds a Bachelor of Arts degree in Communications & Commerce though a joint program among the College of Arts and Sciences of the University of Pennsylvania, Philadelphia, the Annenberg School of Communications, and the Wharton School of Business.

Robert F. Hussey. Mr. Hussey was appointed to our Board of Directors in August 2006, and was elected Chairman in November 2007.  He currently serves on the Board of Directors of Axcess International, Inc., MediaNet Technologies Group, Inc. and Digital Lightwave, Inc. Mr. Hussey served as the Interim President and CEO of Digital Lightwave, Inc. from February 2005 to March 2006. From 2001 to 2005 Mr. Hussey was the Chief Operating Officer and Director of H.C. Wainwright & Co., Inc. Mr. Hussey has an extensive operational and financial background. Mr. Hussey holds a BSBA Finance from Georgetown University and an MBA in International Finance from George Washington University.

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

Daniel W. Rumsey.  Mr. Rumsey has served as a member of our Board of Directors since July 2005, and as Secretary and Special Counsel since July 2007.  He is currently a principal of the Disclosure Law Group, and is the founder and President of SEC Connect, LLC, an EDGAR filing agent.  Mr. Rumsey is also the President and Chief Executive Officer of Azzurra Holding Corporation, a public company that recently emerged from protection under Chapter 11 of the U.S. Bankruptcy Code, and is a director of XELR8 Holdings, Inc.  From March 2003 to March 2006, Mr. Rumsey held various other senior executive positions at Azzurra Holding Corporation, formerly Wave Wireless Corporation.   From 2000 to 2002, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the SEC’s Division of Corporation Finance.   Mr. Rumsey serves on the Board of Directors of XELR8 Holdings, Inc. and Azzurra Holding Corporation.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

Board Committees

We have an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.  Mr. Hussey is Chairman of our Audit Committee; Mr. Agajanian is Chairman of our Compensation Committee and Mr. Rumsey is Chairman of our Nominating and Corporate Governance Committee. The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Mr. Hussey is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-B under the Exchange Act. The Compensation Committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC). Such persons are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the period ended December 31, 2008, we believe that persons who own more than 10% of a registered class of our equity securities have timely filed all reports required by Section 16(a) of the Exchange Act. In making this disclosure, we have relied solely on our review of the copies of such forms received by us with respect to fiscal 2008, or written representations from certain reporting persons.  In addition, each of our officers and directors failed to timely file a Form 4 required to be filed with the SEC in March 2008 reporting the termination of their employee stock options.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2008 and 2007 to our Chief Executive Officer and Chief Financial Officer, our President and Chief Operating Officer, and our Executive Vice President and Chief Marketing Officer, the only other executive officers whose total compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brian M. Carter Chief Executive Officer, Chief Financial Officer and Director	2008	$198,000			$8,400[1]	$206,400
	2007	$182,077			$8,400[1]	$190,477
Tom W. Deery President and Chief Operating Officer	2008	$180,000				$180,000
	2007	$192,000				$192,000
Benjaman L. Geisler Executive Vice President and Chief Marketing Officer	2008	$180,000				$180,000
	2007	$180,000				$180,000

1 Amount represents an automobile allowance paid to Mr. Carter.

Narrative Disclosure to Summary Compensation Table

During 2008, we had a written employment agreement with each of our named executive officers. These agreements, which vary in term, provide for, among other things, a base salary, discretionary bonus and the issuance of stock options or restricted stock.  Each of the employment agreements contains standard and customary confidentiality provisions and provides for severance payments to the executive officer in certain circumstances.  For a more complete description of the options, restricted stock and other terms contained in these agreements, please see “Employment Agreements” below.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of our directors during the last completed fiscal year:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Daniel W. Rumsey(1)	$30,000	$65,000	$95,000

Robert Hussey	$42,500	-	$42,500

Cary Agajanian	$15,000	-	$15,000

(1)	Mr. Rumsey was paid $5,000 per month in connection with his service as Corporate Secretary and Special Counsel during 2008.

Narrative Disclosure to Director Compensation Table

Each director (other than the Chairman) receives $30,000 per year paid quarterly, or $7,500 for quarterly meetings attended, and the chairman receives $35,000 per year paid quarterly. These amounts assume that each director is a member of a committee and a chairman of a committee of the Board of Directors.  Annual compensation is reduced by $4,000 annually if a director is not a member of a committee and $10,000 annually if a director is not a chairman of a committee.

Employment Contracts

On February 1, 2005, we entered into a three year employment agreement with Mr. Carter pursuant to which we agreed to employ Mr. Carter as Chief Financial Officer at an annual salary of $180,000.  In connection with the employment agreement, we issued to Mr. Carter options to purchase 300,000 shares of common stock at an exercise price of $3.65 per share.  Options to acquire 75,000 shares became immediately exercisable, and the remainder becomes exercisable in three installments of 75,000 shares on the anniversary of the grant date in 2006, 2007 and 2008. We also issued to Mr. Carter 300,000 shares of restricted common stock, which cannot be sold or transferred until February 1, 2009.   Mr. Carter’s employment agreement was renewed for a one year term beginning on February 1, 2008 under which Mr. Carter will be employed as Chief Executive Officer and Chief Financial Officer an annual salary of $198,000.  The agreement will automatically renew for successive one year terms unless either terminates the agreement at the end of the current term, by ninety days prior written notice. If we terminate the agreement without cause, or Mr. Carter terminates the agreement due to a constructive termination, as defined in the agreement, prior to the end of its then current term, then Mr. Carter shall, for the remainder of the then current term, continue to receive the salary provided for under the agreement as if the agreement had not been terminated.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to beneficial ownership of our common stock as of March 31, 2009 by:

•	each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options, warrants or other derivative instruments, such as convertible preferred stock, currently exercisable or exercisable within 60 days of March 31, 2009 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, warrants or other derivative instruments, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership is based upon 42,521,734 shares of common stock outstanding. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name.  Except as otherwise indicated, the address of each person is 7575 West Winds Boulevard, Suite D, Concord, North Carolina 28027.
Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class
5% Stockholders:
Common	Vicis Capital Master Fund (2)	13,890,465	32.67%
Common	SDS Capital Group SPC, Ltd. (3)	3,152,942	7.41
Common	Trellus Management Company, LLC (4)	2,512,500	5.91
Common	Matador Inc. (5)	3,511,206	8.26

Executive Officers and Directors:
Common	Brian M. Carter	300,000	*
Common	Tom W. Deery	150,000	1.1
Common	Benjamin L. Geisler	150,000	*
Common	Robert F. Hussey	*	*
Common	Daniel W. Rumsey	*	*
Common	Cary J. Agajanian	*	*
Common	Directors and executive officers as a group (6 persons)	600,000	1.41
* Less than 1%

(1)	Unless otherwise indicated, the business address for each of the directors and officers is 7575 West Winds Blvd, Suite D, Concord, NC 28027.

(2)	The business address of Vicis Capital Master Fund is 445 Park Avenue, 16th Floor, New York, NY, 10022.

(3)	The business address of SDS Capital Group SPC, Ltd. Is c/o Ogier Fiduciary Services, 113 Sourth Church Street, P.O. Box 1234GT, George Town, Grand Cayman.

(4)	The business address of Trellus Management Company, LLC is 350 Madison Avenue, 9th Floor, New York, NY 10017.

(5)	The business address of Matador Inc. is 225 E. 63rd Street, No. 4M, New York, NY 10065.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	420,000	$3.95	2,565,000

Equity compensation plans not approved by security holders	-	-	-
Total	420,000	$3.95	2,565,000

2004 Long Term Incentive Plan

Our 2004 Long Term Incentive Plan (as amended) was adopted on July 30, 2004 (“2004 Plan”).  The 2004 Plan continues in effect for a term of ten years, unless sooner terminated.  -An aggregate of 3,500,000 shares of common stock has been reserved for issuance under the 2004 Plan.  The 2004 Plan provides for the grant of stock options, stock appreciation rights, and awards of shares of common stocks containing certain restrictions, dividend equivalents or other stock based awards (Plan Awards), to selected employees, consultants and directors (Participant).  During any calendar year, no Participant may be granted Plan Awards that may be settled by delivery of more than 400,000 shares of common stock.

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

Stock Options Issued to Directors and Officers

A description of the stock options issued to our directors and officers is set forth in Item 10 above under the caption “Employment Agreements.”  In connection with a restructuring of certain of the Company’s equity securities, management agreed to surrender their outstanding options on March 28, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2008 and 2007, we obtained our business liability, event liability, participant accident, automobile and commercial property and casualty insurance from a company in which Tom W. Deery, our President and Chief Operating Officer was previously employed.  Mr. Deery resigned as an officer of the insurance company prior to becoming employed by us.  Premiums paid for the aforementioned insurance coverage totaled $370,000 during 2008 and $380,000 during 2007.

Director Independence

Our Board of Directors currently consists of Robert Hussey, Daniel W. Rumsey, Brian M. Carter and Cary J. Agajanian.  In applying the definition of “independent director” established by Nasdaq, the Board has determined that, other than Messrs. Carter and Rumsey, each of the members of our Board of Directors is independent.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid $75,662 and $66,261 in audit fees during the years ended December 31, 2008 and 2007, respectively to Eide Bailly LLP, and its predecessor, Murrell, Hall, McIntosh & Co., PLLP (“Eide Bailly”).

Audit Related Fees

There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

Tax Fees

In the years ended December 31, 2008 and 2007, we paid $10,258 and $12,296, respectively to Eide Bailly for tax preparation fees.

All Other Fees

No other fees were billed for services rendered by our principal accountants for the years ended December 31, 2008 and 2007.

Compatibility of Certain Fees with Independent Accountants’ Independence

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2008 and 2007. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company.  Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.

Reports of the Audit Committee

On an annual basis the Audit Committee will review and discuss our most recent audited financial statements with management, and will discuss with our independent registered public accounting firm the matters required to be discussed by PCAOB Rule 3526, and will receive the written disclosures and letters as required by professional auditing standards, as modified or supplemented, and will discuss with our independent registered public accounting firm its independence. Based on these reviews and discussions, the Audit Committee will then make its recommendation to the Board of Directors related to the inclusion of the audited financial statements in our Annual Report on Form 10-K for each fiscal year for filing with the Securities and Exchange Commission.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-134577, filed with the Commission on May 31, 2006.

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Commission on January 3, 2005).

3.3
Certificate of Designation of the Relative Rights and Preferences of the 10% Cumulative Perpetual Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2008).

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

3.6
Certificate of Amendment to Certificate of Incorporation, effective January 29, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2008).

3.7
Certificate of Designation of the Relative Rights and Preferences of the Series E-1 Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2008).

4.1
Form of Series D  Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.2	Form of Series D Warrant. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

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

4.5
Form of Series A Preferred Purchase Agreement, dated as of December 31, 2008, by and among the Company and the purchasers set forth therein.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009).

10.1
Employment Agreement, dated effective August 20, 2006, by and between DIRT Motor Sports, Inc. and Thomas Deery (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006).

10.2	Form of Senior Secured Promissory Demand Note (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2007).

10.3
Form of Note Purchase Agreement, dated September 28, 2007, by and between the Company and the Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.4
Form of Promissory Note, dated September 28, 2007, made by the Company payable to the Lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007)..

10.5
Form of Security Agreement, dated September 28, 2007, by and among the Company, Carter & Miracle Concessions, LLC, and the Lenders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.6
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

10.10	Form of Consent (Incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2007).

23.1	Consent of Independent Auditors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian M. Carter *

32.1	Section 1350 Certification of Brian M. Carter *

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Racing Group, Inc.
(Registrant)

By: /s/	Brian M. Carter	Date: March 31, 2009
Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/	Cary J. Agajanian	Date: March 31, 2009
Cary Agajanian, Director

By: /s/	Daniel W. Rumsey	Date: March 31, 2009
Daniel W. Rumsey, Director

By: /s/	Robert F. Hussey	Date: March 31, 2009
Robert F. Hussey, Director

By: /s/	Brian M. Carter	Date: March 31, 2009
Brian M. Carter, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of World Racing Group, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 2007, were audited by Murrell, Hall, McIntosh & Co., PLLP, who joined Eide Bailly LLP on August 1, 2008, and whose report dated March 31, 2008, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Racing Group, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that World Racing Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses during the years ended December 31, 2008 and 2007 and has negative working capital and stockholders’ deficit as of December 31, 2008.  World Racing Group, Inc. has also been named as a defendant in a civil action case where the plaintiff is claiming in excess of $91.2 million in monetary damages. The Company disputes this claim and has not recorded any liability related to this claim as of December 31, 2008. An adverse outcome regarding this litigation could have a materially adverse effect on the Company’s ability to continue as a going concern. These matters, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the ability of World Racing Group, Inc. to continue as a going concern.  Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	Eide Bailly LLP
Eide Bailly LLP

Oklahoma City, Oklahoma
March 27, 2009

WORLD RACING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$886,245	$1,668,611
Accounts receivable — trade, net of allowance of $385,000 in 2008 and $70,000 in 2007	416,466	317,678
Inventory	34,943	10,252
Prepaid interest, secured notes	-	721,424
Prepaid expenses and other current assets	163,748	746,982
Total current assets	1,501,402	3,464,947
Land, buildings and equipment, net	10,094,930	10,300,476
Trademarks	100,000	100,000
Goodwill, net of impairment of $10,320,537 in 2008 and 2007	—	—
Other assets, net of amortization of $700,670 in 2008 and $209,598 in 2007	661,387	593,685
Total assets	$12,357,719	$14,459,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,081,814	$620,973
Accrued liabilities	1,276,476	1,125,404
Deferred revenues	213,561	421,438
Notes payable	2,061,145	689,208
Total current liabilities	4,632,996	2,857,023
Notes payable, net of discount of $1,545,080 in 2008 and $2,515,966 in 2007	16,974,022	13,091,045
Total liabilities	21,607,018	15,948,068

Stockholders' Equity (Deficit)
Series A preferred stock, $0.01 par value, liquidation preference: $10,000 per share; 1,500 shares authorized; 350 shares issued and outstanding at December 31, 2008	3,500,000	—
Series E preferred stock, $0.01 par value; 50,000 shares authorized; 50,000 and 44,859 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	500	449
Common stock, $0.0001 par value; 100,000,000 shares authorized; 42,751,735 and 32,147,879 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	4,275	3,215
Additional paid-in capital	73,567,817	71,883,978
Accumulated deficit	(86,321,891)	(73,376,602)
Total stockholders' equity (deficit)	(9,249,299)	(1,488,960)
Total liabilities and stockholders' equity	$12,357,719	$14,459,108

The accompanying notes are an integral part of these consolidated financial statements.

WORLD RACING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2008 and 2007

	2008	2007
Revenues
Race sanctioning and event fees	$8,910,076	$8,171,839
Admission fees and ticket sales	7,346,905	7,306,950
Sponsorship and advertising revenue	6,406,543	3,547,226
Merchandise sales	490,005	505,218
Other revenue	240,578	111,380
Total revenues	23,394,107	19,642,613

Operating expenses
Track and event operations	23,723,563	22,781,683
Sales and marketing	2,917,915	1,657,905
Merchandise operations and cost of sales	509,446	275,812
General and administrative	3,197,294	2,653,528
Non-cash stock compensation	1,392,380	2,170,802
Depreciation and amortization	742,361	819,758
Total operating expenses	32,482,959	30,359,488

Loss from operations	(9,088,852)	(10,716,875)

Other (expenses) income
Interest expense, net	(3,856,437)	(1,933,764)
Total, other expense	(3,856,437)	(1,933,764)

Net (Loss)	$(12,945,289)	$(12,650,639)
Dividends on preferred stock:
Non-cash, Issuance of common stock	(109,725)	-
Stated dividends, Series D	-	(1,267,435)
Net loss applicable to common stock	$(13,055,014)	$(13,918,074)

Net loss applicable to common stock per common share — Basic and diluted	$(0.40)	$(0.89)
Weighted average common shares outstanding — Basic and diluted	32,616,675	15,608,748

The accompanying notes are an integral part of these consolidated financial statements.

WORLD RACING GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Two Years ended December 31, 2008

	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance, December 31, 2006	17,875	$53,624,538	14,374,496	$1,438	$12,684,051	$(60,725,963)	$5,584,064
Value assigned to stock options, non-cash compensation expense	—	—	—	—	2,139,751	—	2,139,751
Value assigned to common stock issued, notes payable	—	—	1,828,750	183	1,382,380	—	1,382,563
Value assigned to preferred stock issued, notes payable	2,104	21	—	—	1,262,229	—	1,262,250
Restricted stock issued in exchange for services	—	—	105,000	10	31,041	—	31,051
Preferred stock issued, placement agent fees	1,270	13	—	—	761,987	—	762,000
Series D conversions to common stock	(191)	(572,232)	190,744	19	572,213	—	—
Stated dividends, Series D preferred stock	—	1,267,435	—	—	(1,267,435)	—	—
Series D exchange:
Series D, shares exchanged	(17,684)	(54,319,741)	—	—	—	—	(54,319,741)
Issuance of Series E and common stock	41,485	415	15,648,889	1,565	54,317,761	—	54,319,741
Net loss	—	—	—	—	—	(12,650,639)	(12,650,639)
Balance, December 31, 2007	44,859	$449	32,147,879	$3,215	$71,883,978	$(73,376,602)	$(1,488,960)
Value assigned to stock options, restricted stock and warrants, non-cash compensation expense	—	—	330,000	33	1,302,728	—	1,302,761
Value assigned to preferred stock, notes payable	825	8	—	—	206,242	—	206,250
Restricted stock issued in exchange for services	—	—	96,000	10	28,790	—	28,800
Restricted stock issued in exchange for warrants	—	—	202,856	20	60,799	—	60,819
Issuance of Series E preferred stock	4,316	43	—	—	86,277	—	86,320
Issuance of Series A preferred and common stock	350	3,390,275	9,975,000	997	108,728	—	3,500,000
Dividend, Initial issuance of common stock		109,725	—	—	(109,725)	—	—
Net loss	—	—	—	—	—	(12,945,289)	(12,945,289)
Balance, December 31, 2008	50,350	$3,500,500	42,751,735	$4,275	$73,567,817	$(86,321,891)	$(9,249,299)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD RACING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss)	$(12,945,289)	$(12,650,639)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	742,361	819,758
Non-cash interest expense, notes payable	1,473,456	944,364
Interest, paid in kind	1,035,401	-
Non-cash, stock issued in exchange for services and warrant exchange	89,619
Non-cash stock compensation	1,302,761	2,170,802
Allowance for doubtful accounts	315,000	70,000
Increase (decrease) in cash for changes in:
Accounts receivable	(413,788)	(164,613)
Inventory	(24,691)	99,825
Prepaid expenses and other current assets	1,304,658	(765,260)
Other non-current assets and long term prepaid expenses	(67,702)	193,139
Accounts payable	460,841	146,192
Accrued liabilities	151,072	(22,345)
Deferred revenue	(207,877)	292,014
Net cash (used in) operating activities	(6,784,178)	(8,866,763)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(536,815)	(377,539)
Net cash (used in) investing activities	(536,815)	(377,539)

Cash flows from financing activities:
Payments on notes payable	(447,298)	(1,100,800)
Payments of placement agent fees and other issuance costs	(210,000)	(968,517)
Proceeds from issuance of Preferred and Common Stock	3,500,000
Proceeds from issuance of notes payable	3,695,925	12,450,000
Net cash provided by financing activities	6,538,627	10,380,683
Net increase (decrease) in cash and cash equivalents	(782,366)	1,136,381
Cash and cash equivalents, beginning of period	1,668,611	532,230
Cash and cash equivalents, end of period	$886,245	$1,668,611

Cash payments for interest	$412,201	$1,007,467

Supplemental schedule of non-cash activities:
Purchase of vehicles and equipment through the issuance of notes	$-	$232,300

Issuance of secured notes payable for interest	$1,035,401	$-
Non-cash revenues and expenses, barter agreements	$61,073	$240,000
Stated dividends, Series D preferred stock, payable in common shares	$-	$1,267,435
Value assigned to Series E preferred stock issued in connection with secured notes payable	$206,250	$762,000
Issuance of common shares, secured note financing	$-	$717,750
Issuance of Series E preferred stock, secured note financing	$86,320	$1,262,250
Short term notes exchanged for secured notes	$-	$2,350,000
Issuance of common shares, Series A financing	$109,725	-
Issuance of common shares, notes payable	$-	$1,382,563

The accompanying notes are an integral part of these consolidated financial statements.

World Racing Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1	THE COMPANY

Company Overview.

We are a leading marketer and promoter of motor sports entertainment in the United States.  Our motorsports subsidiaries operate six dirt motor sports tracks (four are owned and two facilities are under short term lease agreements) in New York, Pennsylvania and Florida.  We own and operate the premier sanctioning bodies in dirt motor sports:  the World of Outlaws Sprint Car Series; the World of Outlaws Late Models Series: Advance Auto Parts Super DIRTcar Series; DIRTcar Racing formerly known as DIRT MotorSports and United Midwestern Promoters (UMP DIRTcar) which includes weekly event sanctions and regional series in the Northeast, Midwest and West.  Through these sanctioning bodies we organize and promote national and regional racing series including the World of Outlaw Sprint Series and the World of Outlaws Late Model Series, and we expect to sanction races at nearly 125 tracks across the United States and Canada in 2009.

Plan to Go Private.

On February 17, 2009, we announced that our Board of Directors and a majority of our stockholders had approved a 1-for-101 reverse stock split of our common stock (the “Reverse Split”).  The intended effect of the Reverse Split is to reduce the number of record holders of our common stock to fewer than 300 so that we will be eligible to terminate the public registration of our common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Provided that the Reverse Stock Split has the intended effect, we will file to deregister our common stock with the Securities and Exchange Commission (the "Commission") and to terminate the listing of shares of our common stock on the Over the Counter Bulletin Board.  In such case, we will no longer be required to file periodic reports with the Commission. When the Reverse Split becomes effective, stockholders that hold fewer than 101 shares of common stock will receive a cash payment of $0.10 per pre-split share. Additionally, as the Company will not be issuing fractional shares, stockholders will also receive a cash payment of $0.10 per pre-split share if their pre-split holdings would not result in the issuance of whole shares.   The Company filed a preliminary Information Statement with the Commission and expects to distribute a definitive Information Statement to all holders of our common stock in the near future. The Reverse Split will not be affected prior to the 20th day following the distribution of the definitive Information Statement to stockholders. However, the Company reserves the right not to proceed with the Reverse Split in the discretion of its Board of Directors.

Plan of Operations.

The Reverse Split is not expected to affect our current business plan or operations, except for the anticipated cost and management time savings associated with termination of our obligations as a public company.  Management also anticipates that we will be able to more successfully compete for sponsorship, advertising and other revenue generating opportunities as a private company, which remains our principal focus.  Our plan of operations for the remainder of 2009 also includes continuing to streamline our operations, and grow our ticket and merchandise sales, sanction, membership and license fees, while expanding our position as a premier motor sports entertainment company.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $12.9 million for the year ended December 31, 2008.  The Company has an accumulated deficit of $86.3 million and has a deficit net worth of $9.2 million as of December 31, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against us and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania, in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between us and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  We answered RTA’s complaint denying all claims, and intend to vigorously defend the allegations set forth in the complaint.    The discovery phase of the case concluded on January 30, 2009.  The Court has set a schedule for briefing motions for summary judgment.  In the event that the case is not disposed of on a motion for summary judgment, the Court will set a schedule for expert discovery.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.  An adverse outcome regarding this litigation could have a materially adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs.  Current sources of liquidity may be insufficient to provide for budgeted and anticipated working capital requirements through the remainder of 2009.  The Company may therefore be required to seek additional financing to satisfy its working capital requirements. No assurances can be given that such capital will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain additional financing when they are needed or if such financing cannot be obtained on terms favorable to the Company or if it is unable to renegotiate existing financing facilities, the Company may be required to delay or scale back its operations, which could delay development and adversely affect its ability to generate future revenues.

To attain profitable operations, management’s plan is to execute its strategy of (i) increasing the number of sanctioned events; (ii) leveraging existing owned and leased tracks to generate ancillary revenue streams; (iii) partnering with existing promoters to create additional marquis events; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise.   In addition, the Company plans to consummate the Reverse Split, resulting in the termination of the Company’s requirement to file periodic and other reports with the Commission under the Exchange Act.  If consummated, the Company anticipates savings of approximately $250,000 to $300,000 per annum. If it is unsuccessful in its plans, the Company will continue to be dependent on outside sources of capital to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $61,000 and $240,000 of total revenues for the years ended December 31, 2008 and 2007 respectively.

Presentation of Sales Taxes

The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The Company collects those sales taxes from its customers and remits the entire amount to the various governmental units. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and operating expenses.

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

The cost of non-event related advertising, promotion and marketing programs are expensed as incurred.  Advertising expense totaled $357,624 and $523,245 for the years ended December 31, 2008 and 2007 respectively.

Net Loss Per Share and Warrants Outstanding

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the years ended December 31, 2008 and 2007, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
	December 31
	2008	2007
Net (Loss)	$(12,945,289)	$(12,650,639)
Net loss applicable to common stock	$(13,055,014)	$(13,918,074)
Net loss applicable to common stock per common share — Basic and diluted	$(0.40)	$(0.89)
Weighted average common shares outstanding — Basic and diluted	32,616,675	15,608,748

In addition, as of December 31, 2008, the Company’s Series E preferred stock was convertible into 50.0 million shares of common stock and the Company had warrants outstanding to purchase 0.6 million shares of common stock and options to purchase 0.4 million shares of common stock None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at December 31, 2008.  These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Placement agent warrants	275,803	$2.99	2.5
Other warrants	275,059	$3.00	3.1
Stock options	420,000	$3.95	2.1

Total warrants and stock options outstanding	970,862	$3.41	2.5

Fair Value of Financial Instruments

The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company’s financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The carrying amount of cash and cash equivalents, receivables, payables, short-term debt and other current assets and liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts Receivable are reported net of allowance for doubtful accounts summarized as follows:

	2008	2007
Balance, beginning of year	$70,000	$-
Bad debt expense	$354,000	$141,000
Actual write-offs, net of specific accounts received	$(39,000)	$(71,000)
Balance, end of year	385,000	70,000

Due to the nature of our receivables, we evaluate certain large customer accounts individually and reserve for 100% of all other accounts greater than 90 days past due.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of December 31, 2008, the Company had bank deposits in excess of FDIC insurance of approximately $0.7 million.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  On October 29, 2008 the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management is evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

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

The following table provides information relating to outstanding stock options for the year ended December 31, 2007, no options were granted in 2008:

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

A summary of the status of stock options and related activity for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,824,000	$3.42	2.1	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(1,404,000)	3.26

Options outstanding at December 31, 2008	420,000	$3.95	2.1	$-

Options exercisable at December 31, 2008	420,000	$3.95	2.1	$-

A summary of the status of stock purchase warrants and related activity for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at December 31, 2007	996,325	$3.28	3.4	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	(445,463)	3.05

Warrants outstanding at December 31, 2008	550,862	$2.99	2.8	$-

Warrants exercisable at December 31, 2008	550,862	$2.99	2.8	$-

Unrecognized compensation expense as of December 31, 2008 related to outstanding stock options and restricted stock grants were $0.4 million.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:
	2008	2007	Depreciable Life

Land	$6,916,338	$6,916,338	N/A
Buildings and grandstands	3,509,384	3,444,624	7 - 40 years
Transportation equipment	1,910,409	1,669,309	5 - 7 years
Office furniture and equipment	867,599	743,663	3 - 7 years
	13,203,730	12,773,934
Less accumulated depreciation	(3,108,800)	(2,473,458)
Property and equipment, net	$10,094,930	$10,300,476

Depreciation is computed on a straight-line basis. Depreciation expense for the years ended December 31, 2008 and 2007 was $671,251 and $756,996, respectively.

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

NOTE 6	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2008 and 2007 consisted of the following:
	December 31,	December 31,
	2008	2007

Points fund	$557,394	$587,875
Interest	298,333	84,378
Salaries, wages and other compensation and benefits	154,608	170,263
Sales taxes	69,104	64,548
Professional fees	192,000	79,639
Acquisition liabilities	-	15,000
Other accrued liabilities	5,037	123,701

Total Accrued Liabilities	$1,276,476	$1,125,404

NOTE 7	DEFERRED REVENUE

Deferred revenues at December 31, 2008 and 2007 consisted of the following:
	December 31,	December 31,
	2008	2007

Sanction fee advances	$140,463	$123,017
Season ticket sales, advance ticket sales	32,718	98,416
Membership prepayments	11,280	19,095
Sponsorship prepayments	29,100	180,910

Total Deferred Revenue	$213,561	$421,438

NOTE 8	NOTES PAYABLE

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

During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances.  Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of December 31, 2007.  As of December 31, 2008, $200,000 is available under the line of credit.

Beginning in March 2007, the Company issued to several of its principal shareholders $2.3 million in short-term secured promissory notes payable (“Short-Term Notes”). The Short-Term Notes bear interest at 8% per year and were secured by the assets of the Company.  The proceeds from the Short-Term Notes were used to fund the working capital needs of the Company.   An estimate of the fair value of the common shares expected to be issued upon the completion of a secured note financing was recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and was recognized as interest expense in the second quarter of 2007 in the amount of $0.7 million. In September 2007, the Company completed the initial closing of a secured note financing (“Note Financing”). At the closing, we issued $12.0 million principal amount of our senior secured promissory notes (“Senior Notes”) to a limited number of accredited investors pursuant to a Note Purchase Agreement by and among us and the investors (“Note Purchase Agreement”). The purchase price consisted of $10,150,000 of cash proceeds and cancellation of $1,850,000 principal amount of outstanding Short-Term Notes. We used approximately $470,000 of the proceeds to repay certain unsecured indebtedness and approximately $650,000 to repay the Short-Term Notes.

The Senior Notes, as amended, are due March 15, 2011 and accrue interest at the rate of 12.5% per annum payable quarterly on each of December 15, March 15, June 15 and September 15. Upon issuance, we prepaid $1,167,347 of interest, representing the first three (3) interest payments. Commencing September 15, 2008, interest due under the Senior Notes has been paid additional Senior Notes that will accrue interest at 13.5% per annum. The Senior Notes are secured by substantially all of the assets of the Company and our subsidiaries, including our four race tracks, pursuant to a Security Agreement (“Security Agreement”) and mortgages (“Mortgages”) by and among us, certain of our subsidiaries, and the lenders. The Senior Notes contain various standard and customary covenants, including prohibitions on incurring additional indebtedness, except under certain limited circumstances, or granting a security interest in any of our properties. Our obligations under the Senior Notes are guaranteed by our principal operating subsidiaries pursuant to a Subsidiary Guarantee (“Guarantee”) by and among us, our principal operating subsidiaries, and the lenders.

The Senior Notes were issued together with 275,000 shares of common stock, $.0001 par value per share, for each $1.0 million principal amount of Senior Notes purchased. If the foregoing issuance would result in any investor becoming the beneficial owner of more than 4.99% of our common stock, such investor was issued shares of our Series E Convertible Preferred Stock, $.01 par value per share, convertible into a like number of shares of common stock (“Series E Shares”). We issued an aggregate of 1,828,750 shares of common stock and 2,103.75 Series E Shares convertible into an aggregate of 2,103,750 additional shares of common stock. Pursuant to prior agreement, at the closing we also issued an aggregate of 632,500 shares of common stock to the holders of the Short-Term Notes.   The fair value of the common stock and Series E shares was recorded as an increase in additional paid in capital and is recorded as a discount to these notes payable and will be recognized as interest expense through the maturity of the Secured Notes.

On May 14, 2008, the Company issued $3.0 million in additional Senior Notes due March 15, 2011.  The Senior Notes were issued to existing Senior Note Holders and were issued under the terms of a Note Purchase Agreement, dated September 27, 2007 which allowed for the issuance of up to $15.0 million in Secured Notes.  The Senior Notes accrue interest at the rate of 12.5% per annum payable quarterly on each of December 15, March 15, June 15 and September 15. Commencing September 15, 2008, interest due under the Senior Notes is payable at our option in cash or additional Senior Notes that will accrue interest at 13.5% per annum. The Company has paid interest due September 15, 2008 and December 15, 2008 in additional Senior Notes. The Senior Notes are secured by substantially all of the assets of the Company and our subsidiaries, including our four race tracks, pursuant to a Security Agreement (Security Agreement) and mortgages (Mortgages) by and among us, certain of our subsidiaries, and the lenders. The Senior Notes contain various standard and customary covenants, including prohibitions on incurring additional indebtedness, except under certain limited circumstances, or granting a security interest in any of our properties. Our obligations under the Senior Notes are guaranteed by our principal operating subsidiaries pursuant to a Subsidiary Guarantee (Guarantee) by and among us, our principal operating subsidiaries, and the lenders.

The Senior Notes were issued together with 275 shares of our Series E Preferred stock for each $1.0 million principal amount of Senior Notes purchased. We issued an aggregate of 825 shares of Series E Preferred Stock in May 2008. The fair value of the Series E Preferred Stock was recorded as an increase in additional paid in capital and was recorded as a discount to the Senior Notes payable and will be recognized as interest expense through the maturity date of the Secured Notes.

In October 2008, the Company received executed consents from the Required Lenders, as defined in the purchase agreement to amend the purchase agreement and Senior Notes.  Pursuant to Section 11(c) of the Note Purchase Agreement, the Required Lenders, have agreed to modify the Notes by extending the Maturity Date of the Senior notes from March 15, 2010 to March 15, 2011 and amend the Note Purchase Agreement by deleting Section 9(e) in its entirety and replacing it with “Intentionally Omitted.” As consideration for obtaining the consents, the Company issued 4,316 shares of Series E Convertible Preferred Stock to all Notes Holders on a pro-rata basis. The issuance of the Series E Convertible Stock was recorded in the fourth quarter of 2008. The amended maturity date of the Secured Notes is used throughout this report.

Notes payable at December 31, 2008 consisted of the following:

•
$16.0  million of Senior Notes due March 15, 2011, as amended, bearing interest at 12.5% per annum payable quarterly.  These notes are secured by substantially all of the assets of the Company and our subsidiaries.

•
$2,340,000 note payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 10% annually payable each November.  The balance is due in a $500,000 installment which was due on November 7, 2008, a $900,000 installment on November 7, 2009 and the remaining balance and unpaid interst due upon maturity on November 7, 2010.  The Company is currently negotiating a restructuring of all payments due under the terms of the Lernerville note, including the $500,000 payment due November 7, 2008.  As part of the agreement to extend the date of maturity of the note, the Company has agreed to pay the holder any additional taxes due related to the repayment of the note due to changes in tax rates or regulations.

•
 $2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010.  The outstanding principal balance on this note was $1,498,245 as of December 31, 2008.  This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.

•	$706,602 in various vehicle notes payable, bearing interest at rates ranging from 6.25% to 8.25% and due in monthly installments of principal and interest through December 2026.

The aggregate amounts of maturities of debt during each of the years ending December 31, 2009 through 2013 and thereafter are:

2009	$2,061,145
2010	2,257,028
2011	16,073,488
2012	33,117
2013	50,923
Thereafter	104,546
$20,580,247
Less: Note Discount	(1,545,080)
$19,035,167

Notes payable at December 31, 2007 consisted of the following:

•	$12.0 million of Senior Notes due March 15, 2010 bearing interest at 12.5% per annum payable quarterly. These notes are secured by substantially all of the assets of the Company and our subsidiaries.

•
$2,340,000 note payable issued in connection with the purchase of Lernerville Speedway, bearing interest at 10% annually payable each November.  The balance is due in a $500,000 installment on November 7, 2008, a $900,000 installment on November 7, 2009 and the remaining balance and unpaid interest due upon maturity on November 7, 2010.  The Company is currently negotiating a restructuring of all payments due under the terms of the Lernerville note, including the $500,000 payment due November 7, 2008. As part of the agreement to extend the date of maturity of the note, the Company has agreed to pay the holder any additional taxes due related to the repayment of the note due to changes in tax rates or regulations.

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

•	$274,291 in various vehicle notes payable, bearing interest at rates ranging from 6.25% to 8.25% and due in monthly installments of principal and interest through December 2026.

NOTE 9	STOCKHOLDERS’ EQUITY

On December 14, 2007, the Company received consent agreements from holders of 100% of the issued and outstanding shares of our Series D Convertible Preferred Stock (“Series D Stock”), representing 17,684 shares, pursuant to which each holder received 3,000 shares of common stock for each share of Series D Stock held by such holder, or shares of Series E Convertible Preferred Stock, convertible into an equivalent number of shares of common stock (Series D Exchange). In connection with the execution of the Consent Agreement, all warrants held by each holder of Series D Stock were surrendered and cancelled, and each holder received two shares of common stock for every three warrants held by such holder (“Warrant Exchange”). As a result of the Series D Exchange and Warrant Exchange, we eliminated approximately $54.3 million in liquidation preference associated with the Series D Stock, and accrued dividends, and issued 15.7 million shares of common stock and 41,485 shares of Series E Convertible Preferred Stock convertible into 41.5 million shares of common stock.

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

In 2008 the Company designated a new Series E-1 Convertible Preferred Stock.  The Series E-1 Convertible Preferred Stock shall rank prior to the Company’s Common Stock and pari passu to the Company’s Series E Convertible Preferred Stock and has a par value of $0.01 per share for purposes of liquidation preference.  The maximum number of shares of Series E-1 Preferred Stock shall be 50,000 shares.  The Series E-1 Preferred Stock has no voting rights other than as a class as related to the ownership of Series E-1 Preferred Stock.  Each share of Series E-1 Preferred Stock is convertible into 1,000 shares of Common Stock.  No dividends are payable to the holders of the Series E-1 Preferred Stock. No Series E-1 Shares are outstanding at December 31, 2008.

On December 31, 2008 (the “Initial Closing”), the Company issued 350 shares of our 10% Cumulative Perpetual Series A Preferred Stock (“Series A Shares”) for $10,000 per Series A Share (the “Series A Financing”), resulting in gross proceeds to the Company of $3.5 million.  At the Initial Closing, 28,500 shares of our common stock were issued for each Series A Share purchased, resulting in the issuance of 9,975,000 shares of common stock in the aggregate.  Under the terms of the Preferred Purchase Agreement, we may issue additional Series A Shares for $10,000 per share, resulting in additional gross proceeds to the Company of $6.5 million.  Under the terms of the Preferred Purchase Agreement, Series A Shares purchased at subsequent closings will include 2,850 shares of the Company’s Series E-1 Preferred Stock, convertible into 28,500 shares of common stock, for each Series A Share purchased.

Upon liquidation, the Series A Shares shall rank senior to the Company’s common stock the Series E Shares, and the Series E-1 Shares.  Under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Shares, the Company is prohibited from creating any series of equity securities that by their terms rank senior or pari-passu to the Series A Shares, without the affirmative vote or consent of the holders of at least three-fourths of the issued and outstanding Series A Shares.  Holders of Series A Shares are entitled to receive, on each Series A Share, cumulative cash dividends at a per annum rate of 10% on the (i) the amount of $10,000 per Series A Share and (ii) the amount of accrued and unpaid dividends on each Series A Share.    Other than as provided by applicable Delaware law, and except with respect to transactions upon which the Series A Shares shall be entitled to vote separately as a class, holders of Series A Shares have no voting rights.  The Company has the right to redeem the Series A Shares at a redemption price equal to the sum of $10,000 per Series A Share and the accrued and unpaid dividends thereon.

NOTE 10	RELATED PARTY TRANSACTIONS

During 2008 and 2007, we obtained our business liability, event liability, participant accident, automobile and commercial property and casualty insurance from a company in which Tom W. Deery, our President and Chief Operating Officer was previously employed.  Mr. Deery resigned as an officer of the insurance company prior to becoming employed by us.  Premiums paid for the aforementioned insurance coverage totaled $370,000 during 2008 and $380,000 during 2007.

NOTE 11	INCOME TAXES

The Company accounts for income taxes under Financial Accounting Standards Number 109 (“SFAS 109”), Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2008 and December 31, 2007 are as follows:

At December 31, 2008, the Company had net operating loss carry forwards of approximately $62.5 million for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Deferred income tax assets
Tax effect of impairment of goodwill in excess of amounts amortized for income tax reporting purposes	$1,501,000	$1,655,000
Tax effect of net operating loss carry forward	24,043,000	20,005,000
Tax effect of stock based compensation	2,416,000	1,879,000
Deferred income tax liabilities
Tax effect of tax depreciation in excess of book depreciation	(368,000)	(292,000)
	$27,592,000	$23,247,000
Valuation allowance	(27,592,000)	(23,247,000)
Net deferred tax asset	$-	$-

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the year ended December 31, 2008 and December 31, 2007 are as follows:

	December 31,
	2008	2007

Income tax benefit – Federal	$4,401,000	$4,301,000
Income tax benefit – State	583,000	569,000
Permanent differences, non-cash interest expense	(639,000)	(363,000
Less valuation allowance	(4,345,000)	(4,507,000)
Income tax provision	$-	$-

At December 31, 2008, the Company had available unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year of Expiration	Amount
2023	$428,000
2024	4,625,000
2025	14,120,000
2026	3,735,000
2027	18,950,000
2028	10,102,000
2029	10,491,000
Total net operating loss carryforwards	$62,451,000

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not believe it has any material unrealized tax benefits at December 31, 2008.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003.

The Company has not filed in several state jurisdictions where it may be required to file.  Due to the history of losses, the Company does not believe any income taxes would be due if such filings are requried and were made.

NOTE 12	COMMITMENTS

In addition to its owned racing facilities, the Company leases two racing facilities, the Canandaigua Speedway and the Syracuse Fairgrounds Race Track.  Prior to December 31, 2008 the Company also leased the Orange County Fair Speedway.

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

The Orange County Fair Speedway was leased on an annual basis at a rate of $115,000 per year.  The track is located in Middletown, New York. We no longer lease or operate this speedway.

Our corporate offices are located in Concord, North Carolina, and are consist of approximately 9,000 square feet of office and 7,000 square feet of warehouse space.  It is leased under a 62 month lease for $9,492 per month for the first year escalating annually to $10,275 in year five.

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
	Total	2009	2010	2011	2012	Thereafter
Operating leases	$360,354	$142,285	$144,694	$73,375	-	-

Operating lease expense for 2008 and 2007 was $456,064 and $410,479, respectively.

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over the next three years. The aggregate commitment for future salaries at December 31, 2008 was $161,490.

NOTE 13	LITIGATION AND CONTINGENCIES

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against us and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania, in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between us and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  We answered RTA’s complaint denying all claims, and intend to vigorously defend the allegations set forth in the complaint.    The discovery phase of the case concluded on January 30, 2009.  The Court has set a schedule for briefing motions for summary judgment.  In the event that the case is not disposed of on a motion for summary judgment, the Court will set a schedule for expert discovery.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.

The Company is currently negotiating a restructuring of the $2,340,000 note payable issued in connection with the purchase of Lernerville Speedway (the “Lernerville Note”).  The Lernerville Note bears interest at 10% annually payable each November.  The balance is due in a $500,000 installment that was due on November 7, 2008, a $900,000 installment on November 7, 2009 and the remaining balance and unpaid interest due upon maturity on November 7, 2010.  In the event the Company is unable to negotiate a restructuring of the Lernerville Note, the holder of such Lernerville Note may bring suit to collect all amounts due under the terms of the Lernerville Note.  All amounts due under the terms of the Lernerville Note are secured by the Lernerville Speedway.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.