Form 10-Q
period 2009-03-31
WORLD RACING GROUP, INC.
filed 2009-05-15
CIK 793041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 15, 2009, the issuer had 42,751,735 outstanding shares of Common Stock.

-i-

PART I
FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
	March 31, 2009 (Unaudited)	December 31, 2008 (audited)
ASSETS
Current assets
Cash and cash equivalents	$1,685,606	$886,245
Accounts receivable – trade, net of allowance of $385,000 in 2009 and 2008	824,173	416,466
Inventory	91,997	34,943
Prepaid expenses and other current assets	172,406	163,748
Total current assets	2,774,182	1,501,402
Land, buildings and equipment, net	9,969,338	10,094,930
Trademarks	100,000	100,000
Other assets, net of amortization of $827,063 in 2009 and $700,670 in 2008	534,994	661,387
Total assets	$13,378,514	$12,357,719
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,203,401	$1,081,814
Accrued liabilities	895,925	1,276,476
Deferred revenues	1,046,068	213,561
Notes payable, current portion	896,181	2,061,145
Total current liabilities	4,041,575	4,632,996
Notes payable, net of discount of $1,236,064 in 2009 and $1,545,080 in 2008	18,640,756	16,974,022
Total liabilities	22,682,331	21,607,018
Stockholders' Equity (Deficit)
Series A Preferred stock, $0.01 par value, liquidation preference: $10,000 per share; 1,500 shares authorized; 550 and 350 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	5,500,000	3,500,000
Series E Preferred stock, $0.01 par value; 50,000 shares authorized: 50,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	500	500
Series E-1 Preferred stock, $0.01 par value; 50,000 shares authorized: 5,700 shares issued and outstanding at March 31, 2009	57	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 42,751,735 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,275	4,275
Additional paid-in capital	73,669,782	73,567,817
Accumulated deficit	(88,478,431)	(86,321,891)
Total stockholders' equity (deficit)	(9,303,817)	(9,249,299)
Total liabilities and stockholders' equity	$13,378,514	$12,357,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
Revenues
Race sanctioning and event fees	$905,364	$552,194
Admission fees and ticket sales	1,488,325	1,510,546
Sponsorship and advertising revenue	505,127	775,052
Merchandise sales	92,781	53,339
Other revenue	39,009	52,848
Total revenues	3,030,606	2,943,979

Operating expenses
Track and event operations	3,010,938	3,159,906
Sales and marketing	493,324	674,295
Merchandise operations and cost of sales	109,209	81,036
General and administrative	472,477	625,783
Non-cash stock compensation	252,022	557,529
Depreciation and amortization	156,472	212,955
Total operating expenses	4,494,442	5,311,504

Loss from operations	(1,463,836)	(2,367,525)

Other (Expenses) Income
Gain on modification of debt	350,843	-
Interest expense, net	(1,043,547)	(808,033)
Total Other Expense	(692,704)	(808,033)

Net (Loss)	$(2,156,540)	$(3,175,558)

Net loss applicable to common stock	$(2,156,540)	$(3,175,558)

Net loss applicable to common stock per common share - Basic and diluted	$(0.05)	$(0.10)
Weighted average common shares outstanding - Basic and diluted	42,751,735	32,152,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three months ended March 31, 2009
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2008	50,350	$3,500,500	42,751,735	$4,275	$73,567,817	$(86,321,891)	$(9,249,299)
Value assigned to stock options, restricted stock and warrants, non-cash compensation expense	-	-	-	-	252,022	-	252,022

Placement agent fees paid	-	-	-	-	(150,000)	-	(150,000)

Issuance of Series A Preferred Stock	200	2,000,000	-	-	-	-	2,000,000

Issuance of Series E-1 Preferred Stock	5,700	57	-	-	(57)	-	-

Net loss	-	-	-	-	-	(2,156,540)	(2,156,540)
Balance, March 31, 2009	56,250	$5,500,557	42,751,735	$4,275	$73,669,782	$(88,478,431)	$(9,303,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
Cash flows from operating activities:
Net (loss)	$(2,156,540)	$(3,175,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,472	212,955
Gain on modification of debt	(350,843)	-
Non-cash interest expense	931,602	279,552
Non-cash stock compensation	252,022	557,529
Increase (decrease) in cash for changes in:
Accounts receivable	(407,707)	(670,241)
Inventory	(57,054)	(111,007)
Prepaid expenses and other current assets	(8,658)	231,301
Other non-current assets	-	91,499
Accounts payable	121,587	498,848
Accrued liabilities	(169,708)	(188,909)
Deferred revenue	832,507	813,008
Net cash (used in) operating activities	(856,320)	(1,461,023)

Cash flows from investing activities:
Purchase of property, contract rights, trademarks and goodwill	(23,378)	(233,715)
Net cash (used in) investing activities	(23,378)	(233,715)

Cash flows from financing activities:
Proceeds from the issuance of Preferred Stock	2,000,000	-
Payments on notes payable	(170,941)	(48,398)
Payment of Placement Agent Fees	(150,000)	-
Proceeds from issuance of notes payable	-	335,925
Net cash provided by financing activities	1,679,059	287,527
Net increase (decrease) in cash and cash equivalents	799,361	(1,407,211)
Cash and cash equivalents, beginning of period	886,245	1,668,611
Cash and cash equivalents, end of period	$1,685,606	$261,400

Cash payments for interest	$32,048	$127,629

Supplemental schedule of non-cash activities:
Issuance of secured notes payable for interest	$503,695	$-
Gain on modification of debt	$350,843	$-
Issuance of Series E-1 Preferred Stock, Series A financing	$57	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD RACING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1.	DESCRIPTION OF BUSINESS

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $12.9 million for the year ended December 31, 2008 and a net loss of $2.2 million for the three months ended March 31, 2009.  The Company has an accumulated deficit of $88.5 million and negative working capital of $1.3 million as of March 31, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against us and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania, in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between us and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  We answered RTA’s complaint denying all claims, and are vigorously defending the allegations set forth in the complaint.    The discovery phase of the case concluded on January 30, 2009, and the Court is currently considering pending  motions for summary judgment.  In the event that the case is not disposed of on a motion for summary judgment, the Court will set a schedule for expert discovery.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.  An adverse outcome regarding this litigation will have a materially adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 8-03 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to the seasonal nature of the Company’s business.

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

The Company recognizes race sanctioning and event fees upon the successful completion of a scheduled race or event. Race sanction and event fees collected prior to a scheduled race event are deferred and recognized when earned upon the occurrence of the scheduled race or event. Track operations, ticket and concession sales are recognized as revenues on the day of the event.  Income from memberships to our sanctioning bodies is recognized on a prorated basis over the term of the membership. The Company recognizes revenue from sponsorship and advertising agreements when earned in the applicable racing season as set forth in the sponsorship or advertising agreement either upon completion of events or publication of the advertising. Revenue from merchandise sales are recognized at the time of sale less estimated returns and allowances, if any. Revenues and related expenses from barter transactions in which the Company receives goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $5,000 of total revenues for the quarter ended March 31, 2009 and $38,400 in the quarter ended March 31, 2008.

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

The cost of non-event related advertising, promotion and marketing programs are expensed as incurred. Advertising expense totaled $57,548 and $60,574 for the three month periods ended March 31, 2009 and 2008, respectively.

Net Loss Per Share and Warrants Outstanding

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the quarters ended March 31, 2009 and 2008, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.
	March 31
	2009	2008
Net (Loss)	$(2,156,540)	$(3,175,558)
Net loss applicable to common stock	$(2,156,540)	$(3,175,558)
Net loss applicable to common stock per common share - Basic and diluted	$(0.05)	$(0.10)
Weighted average common shares outstanding - Basic and diluted	42,751,735	32,152,262

In addition, as of March 31, 2009, the Company’s Series E Preferred Stock was convertible into 50.0  million shares of common stock, the Company’s Series E-1 Preferred Stock was convertible into 5.7 million shares of common stock,  and the Company had warrants outstanding to purchase 0.6 million common shares and options to purchase 0.4 million shares of common stock. None of these were included in the computation of diluted EPS because the Company had a net loss and all potential issuance of common stock would have been anti-dilutive.

The following table summarizes the Company’s common stock purchase warrant and certain stock options outstanding at March 31, 2009.  These warrants and stock options were not considered in computing diluted earnings per share as their effect would be anti-dilutive:
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Placement agent warrants	275,803	$2.99	2.3
Other warrants	275,059	$3.00	2.9
Stock options	420,000	$3.95	1.9

Total warrants and stock options outstanding	970,862	$3.41	2.3

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

Purchase Accounting

The Company accounted for its acquisitions of assets in accordance with Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS No. 142). SFAS No. 141R requires that all business combinations entered into subsequent to January 1, 2009 be recorded at full fair value and also requires that transaction-related costs be expensed in the period incurred.

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

Concentration of Credit Risk

Due to the nature of the Company’s sponsorship agreements, the Company could be subject to concentration of accounts receivable within a limited number of accounts.  As of March 31, 2009, the Company had bank deposits in excess of FDIC insurance of approximately $1.5 million.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  On October 29, 2008 the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management has adopted the provisions of FAS 157 as it relates to non-financial assets and liabilities. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for non-controlling interests in consolidated financial statements. A non-controlling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions. This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company adopted SFAS No. 160 on January 1, 2009.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date. The Company adopted SFAS No. 141R on January 1, 2009.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

The following table provides information relating to outstanding stock options as of March 31, 2009, no options were granted in 2009 or 2008:

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

A summary of the status of stock options and related activity as of March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	420,000	$3.95	2.1	$ -
Granted	-
Exercised	-
Forfeited/expired/surrendered	-

Options outstanding at March 31, 2009	420,000	$3.95	1.9	$ -

Options exercisable at March 31, 2009	420,000	$3.95	1.9	$ -

A summary of the status of stock purchase warrants and related activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at December 31, 2008	550,862	$2.99	2.8	$-
Granted	-	-
Exercised	-	-
Forfeited/expired/surrendered	-	-

Warrants outstanding at March 31, 2009	550,862	$2.99	2.6	$-

Warrants exercisable at March 31, 2009	550,862	$2.99	2.6	$-

Unrecognized compensation expense as of March 31, 2009 related to outstanding stock options and restricted stock grants was $0.1 million.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008	Depreciable Life

Land	$6,916,338	$6,916,338	N/A
Buildings and grandstands	3,514,779	3,509,384	7 - 40 years
Transportation equipment	1,914,283	1,910,409	5 - 7 years
Office furniture and equipment	881,708	867,599	3 - 7 years
	13,227,108	13,203,730
Less accumulated depreciation	(3,257,770)	(3,108,800)
Property and equipment, net	$9,969,338	$10,094,930

Depreciation is computed on a straight-line basis. Depreciation expense for the three month periods ended March 31, 2009 and 2008 was $148,970 and $193,200, respectively.

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

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Points fund	$219,795	$557,394
Interest	167,387	298,333
Salaries, wages and other compensation and benefits	191,573	154,608
Sales and other taxes	182,002	69,104
Professional fees	128,015	192,000
Other accrued liabilities	7,154	5,037

Total Accrued Liabilities	$895,925	$1,276,476

NOTE 8.	DEFERRED REVENUE

Deferred revenues at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Sponsorship prepayments	$722,206	$140,463
Sanction fee advances	128,138	32,718
Season ticket sales, advance ticket sales	94,799	11,280
Membership fees	100,925	29,100

	$1,046,068	$213,561

NOTE 9.	NOTES PAYABLE

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

During the first quarter of 2007, the Company entered into a line of credit agreement with one of its principal shareholders to provide the Company with working capital advances.  Amounts outstanding bear interest at 8%, no amounts are outstanding under the line of credit as of December 31, 2008 or March 31, 2009.  As of March 31, 2009, $200,000 is available under the line of credit.

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

On March 31, 2009, the Company amended and restated that certain Secured Promissory Note issued on November 7, 2007, in the principal amount of $2.3 million, issued to Helen W. Martin (“Martin”) in consideration for the acquisition of Lernerville Speedway in 2004 (the “Old Note”).  The total amount due and owing Martin under the terms of the Old Note, prior to restatement, including principal and accrued interest, was $2.5 million.  The Company paid Martin $200,000 as consideration for the amended and restated note (the “Principal Deposit”) (the “New Note”), which New Note was issued in the principal amount of $2.0 million.  The Company recognized a gain on the amendment and restatement of $350,843 during the three month period ended March 31, 2009.  The principal amount under the terms of the New Note increases monthly at a rate per annum equal to 10% through the maturity date of the New Note, November 7, 2010.  In the event the New Note is paid in full prior to August 31, 2009, the Principal Deposit is credited to the Company, therefore decreasing the total principal due and owing Martin on such early repayment date.  In the event the New Note is not paid in full prior to August 31, 2009, the Principal Amount is retained by Martin without right of offset by the Company.  The Company is obligated to pay $30,000 per month under the terms of the New Note, until the maturity date, at which time all remaining principal shall be due in full.  The New Note remains subject to a mortgage securing repayment of all amounts due Martin under the terms of the New Note.

Notes payable at March 31, 2009 consisted of the following:

•
$15.0 million of Senior Notes due March 15, 2011, as amended, bearing interest at 12.5% per annum payable quarterly.  These notes are secured by substantially all of the assets of the Company and our subsidiaries.

•
$1.5 million of PIK notes issued in connection with the Senior Notes due March 15, 2011, as amended, bearing interest at 13.5% per annum payable quarterly.  These notes are secured by substantially all of the assets of the Company and our subsidiaries.

•	$2.0 million note payable to Martin, as set forth above.
•
 $2,000,000 note payable issued in connection with the purchase of Volusia Speedway, bearing interest at one percent over prime and payable in fifty-nine equal monthly installments commencing at $24,000 per month and adjusted quarterly for changes in interest rates with the balance of the outstanding principal and accrued interest due on June 30, 2010.  The outstanding principal balance on this note was $1,441,965 as of March 31, 2009.  This note is secured by a mortgage on the real property, and security agreement covering the other assets acquired from Volusia Speedway.

•	$685,940 in various vehicle notes payable, bearing interest at rates ranging from 6.25% to 8.25% and due in monthly installments of principal and interest through December 2026.

The aggregate amounts of maturities of debt during each of the years ending December 31, 2009 through 2014 and thereafter are:

Remainder of 2009	$819,204
2010	3,188,028
2011	16,577,183
2012	33,117
2013	50,923
2014 and thereafter	104,546
$20,773,001
Less: Note Discount	(1,236,064)
$19,536,937

NOTE 10.	STOCKHOLDERS’ EQUITY

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

On December 31, 2008 (the “Initial Closing”), the Company issued 350 shares of our 10% Cumulative Perpetual Series A Preferred Stock (“Series A Shares”) for $10,000 per Series A Share (the “Series A Financing”), resulting in gross proceeds to the Company of $3.5 million.  At the Initial Closing, 28,500 shares of our common stock were issued for each Series A Share purchased, resulting in the issuance of 9,975,000 shares of common stock in the aggregate.  In addition, on March 31, 2009, we issued an additional 200 Series A Shares and 5,700 shares of Series E-1 Preferred Stock, resulting in gross proceeds to the Company of $2.0 million.

Under the terms of the Preferred Purchase Agreement, we may issue additional Series A Shares for $10,000 per share, resulting in additional gross proceeds to the Company of $4.5 million.  Under the terms of the Preferred Purchase Agreement, Series A Shares purchased at subsequent closings will include 28.5 shares of the Company’s Series E-1 Preferred Stock, convertible into 28,500 shares of common stock, for each Series A Share purchased.

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

At March 31, 2009, the Company had net operating loss carry forwards of approximately $64 million for federal income tax purposes.

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

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period
	Total	Remainder of 2009	2010	2011	2012	2013 and Thereafter
Operating leases	$471,238	$110,884	$142,285	$144,694	$73,375	$-

Operating lease expense for the quarter ended March 31, 2009 and 2008 was $73,495 and $74,379, respectively.

The Company has employment agreements with its executive officers and other employees, the terms of which expire at various times over during 2009 and 2010. The aggregate commitment for future salaries at March 31, 2009 was $358,880 million.

NOTE 13.	LITIGATION AND CONTINGENCIES

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against us and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania, in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between us and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  We answered RTA’s complaint denying all claims, and are vigorously defending the allegations set forth in the complaint.    The discovery phase of the case concluded on January 30, 2009, and the Court is currently considering pending  motions for summary judgment.  In the event that the case is not disposed of on a motion for summary judgment, the Court will set a schedule for expert discovery.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.

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

FORWARD LOOKING STATEMENTS

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page 3 of this Quarterly Report. This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act.  All statements, other than statements of historical fact, included in this Form 10-Q that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, that could cause actual results to differ materially from results proposed in such statements.  These include, but are not limited to, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control, as well as those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Results of Operations – Impact of Seasonality and Weather on Quarterly Results

In 2008, we scheduled 80 World of Outlaw Sprint Series races and completed 66 races, 50 World of Outlaw Late Model Series Races and completed 43 races, 26 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series.  In 2009, we have scheduled 76 World of Outlaw Sprint Series races, 48 World of Outlaw Late Model Series Races, 24 Advance Auto Parts Big Block Modified Events, and over 200 other major racing events in our other regional and touring racing series.   Most of these events are scheduled in the period from March to November each year.   As a result, our business has been, and is expected to remain, highly seasonal.

During the first quarter of 2009, inclement weather negatively impacted one World of Outlaws Sprint Car Series race and one World of Outlaws Late Model Series race, compared to five World of Outlaws Sprint Car Series races and no World of Outlaws Late Model Series races in the comparable period in 2008.  We had 39 events scheduled and were able to complete 37 events during the quarter.   We have not rescheduled any of these events.  If events are impacted by weather, many of the Series' operating costs, including personnel costs and travel costs, are incurred in preparation for the events.  The reduction in the number of events completed can also impact our merchandise sales, as our mobile store fronts continued to incur operating costs without having the ability to sell merchandise at the events if they are cancelled.

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

Results of Operations – Comparison of Three months ended March 31, 2009 (“2009”) and 2008 (“2008”)

Revenues – Our total revenues increased to $3.0 million in 2009 from $2.9 million in 2008.

Race sanctioning and event fees revenue increased to $905,000 in 2009 from $552,000 in 2008.  This increase is due to a increase in the number of sanctioned events completed in 2009 as compared to 2008, particularly in the World of Outlaws Sprint Series. In 2009, we completed six sanctioned events at non-owned facilities and three events at our facilities. In 2008 we completed four sanctioned events at non-owned facilities and three events at our facilities. In 2009 and 2008 we completed four and three World of Outlaw Late Model Series Events, respectively.  We expect sanction fees to reflect the increase in the number of completed sanctioned events at non-affiliated facilities for the remainder of 2009 as compared to 2008.

During 2009 we generated $1.49 million in track operations, ticket and concession sales as compared to $1.51 million in 2008. These revenues are generated at events held at our owned or operated racetracks, primarily at Volusia Speedway during February each year.   Our racing season at our tracks in New York and Pennsylvania typically begins in late March or early April each year but is dependent upon the weather in each region.  We expect our track operations, ticket and concession sales to remain about the same in 2009 as compared to 2008 for the remainder of the year.

Our sponsorship and advertising revenues decreased to $505,000 in 2009 from $775,000 in 2008.  We expect sponsorship and advertising revenues to decrease in 2009 due to the loss of a significant sponsor at the end of the 2008 racing season, and due to the general softness in the market for sponsorship and advertising resulting from current adverse economic conditions.

Sales of merchandise increased from 2008 to 2009 due to an increase in the number of completed events and increases in sales per event.  In 2007 and 2008, we entered into arrangements to license our product sales in areas other than our on-site sales at our World of Outlaw Sprint Series races; we continued those relationships in 2009.  We expect that our net operating cash generated from the new arrangements to increase our overall operating margins in these areas and we expect revenues for merchandise sold on-site at our World of Outlaw Sprint Series events to increase as compared to 2008.

Operating expenses – Our total operating expenses decreased to $4.5 million in 2009 from $5.3 million in 2008.  The decrease is principally due to decreases in operating costs including staffing and prize money, decreased sales and marketing costs, non-cash stock compensation expense, and other reductions resulting from the Company’s aggressive efforts to reduce operating costs.

Track and event operations - Our track and event operations expenses include purses and other attendance fees paid to our drivers, personnel costs and other operating costs for the organization of our events, and the operation of our tracks.  Track and event operations expense decreased to $3.0 million in 2009 from $3.2 million in 2008.  These decreases are due to decreased personnel, contract labor cost and other costs including year-end prize funds for our series and decreased operating expenses at our events at Volusia Speedway for 2009 as compared to 2008 offset by increases in the number of completed sanctioned events and the prize money at those events.

Sales and marketing – Sales and marketing expenses includes expenses incurred by our sales, marketing and public relations departments.  The expenses are primarily personnel related to the pursuit of corporate and event sponsors along with professional fees and printing for our advertising publications and fulfillment under our sponsorship agreements.  Sales and marketing expense decreased to $493,000 in 2009 from $674,000 in 2008 as a result of decreased staffing, professional fees, promotion and advertising.

Merchandise operations and cost of sales – Merchandise operations and cost of sales includes all operating expenses related to the distribution of our merchandise which includes mobile store fronts that are present at our World of Outlaws touring series event and the cost of goods sold during 2009 and 2008.  Beginning in 2007, we have entered into arrangements that have resulted in our licensing the rights to sell merchandise at each of our touring series events other than at our World of Outlaws Sprint Series events.  The licensing agreements generally include a one-time rights fee and a percentage of sales over certain volume thresholds. These licensing fees will be recorded as sponsorship and advertising sales.   Our mobile store fronts travel to each series event and continue to incur operating costs, even if the event is cancelled or negatively impacted by weather without having the ability to sell merchandise at the events that were cancelled.   Our operating expenses in 2009 are higher than merchandise sales due to repairs made to equipment prior to the beginning of the season and a write off taken for stale merchandise.  Series' operations and merchandise operations have improved from 2008 to 2009, and we anticipate that such improvement will continue for the remainder of 2009.

General and administrative – Our general and administrative expenses decreased to $0.5 million in 2009 from $0.6 million in 2008. The decrease is principally due to a reduction in legal and related costs incurred in connection with the defense of the antitrust case currently pending against the Company and decreases in expenditures relating to the Company’s efforts to reduce all operating costs.

Non-cash stock compensation – Non-cash stock compensation of $0.3 million in 2009 and $0.6 million in 2008 represents the fair value of warrants and options issued to employees and non-employees for services provided.

Depreciation and amortization – Depreciation and amortization expense decreased slightly in 2009 from 2008 and is expected to continue to decrease as equipment and leasehold and track improvements and transportation equipment become fully depreciated.

Gain on modification of debt - On March 31, 2009, the Company amended and restated its note payable issued in connection with the purchase of Lernerville Speedway in 2004.  The amended note resulted in a reduction of principal and accrued interest which was forgiven resulting in a gain on modification of $350,843.

Interest expense, net – Interest expense increased to $1.0 million in 2009 from $0.8 million in 2008.  2009 includes the non-cash amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured notes issued during the third quarter of 2007. Interest expense for 2009, 2010 and 2011 will reflect the interest incurred on our notes and mortgages payable on our two tracks and various vehicle notes and any non cash interest expense for the amortization of the discounts recorded for the value assigned to restricted stock granted in connection with the secured promissory notes issued during the third quarter of 2007.

Liquidity and Capital Resources

The Company generated $3.0 million in revenues during the period ended March 31, 2009; however, we have not yet achieved a profitable level of operations. Our primary source of funding for our operating deficits during the quarter ended March 31, 2009 has been from cash on hand and the issuance of preferred stock.

During the period ended March 31, 2009, the Company used $0.9 million in operating activities primarily the result of a net loss of $2.2 million, non-cash interest expense of $0.9 million, depreciation and amortization of $0.2 million, non-cash stock compensation of $0.3 million and other working capital changes, primarily accounts receivable, deferred revenue, accounts payable and accrued liabilities. During the period ended March 31, 2008, the Company used $1.5 million in operating activities.

During the three months ended March 31, 2009, the Company used $23,000 in investing activities primarily for track improvements and for equipment purchases for our traveling series, compared to $234,000 during the comparable period in 2008.

During the three months ended March 31, 2009, financing activities provided $1.7 million primarily through the issuance of $2.0 million in Series A and Series E-1 Preferred Stock. During the three months ended March 31, 2008, financing activities provided $0.3 million primarily through the issuance of $0.3 million in notes payable offset by scheduled repayments of notes payable.

The Company incurred a net loss of $12.9 million for the year ended December 31, 2008 and a net loss of $2.2 million for the three months ended March 31, 2009.  The Company has an accumulated deficit of $88.5 million and negative working capital of $1.3 million as of March 31, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  The Company raised $2.0 million by issuing additional Series A and Series E-1 Preferred Stock on March 31, 2009, and we may be required to issue additional Series A Shares in 2009, as current sources of liquidity may be insufficient to provide for our budgeted and anticipated working capital requirements.  No assurances can be given that the Company will be able to issue additional Series A Shares or that other sources of capital will be available to the Company on acceptable terms, if at all.  If the Company is unable to obtain additional financing when needed or if such financing cannot be obtained on terms favorable to us, or if the Company is unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

The following table summarizes our contractual obligations as of March 31, 2009:

	Payment Due by Period
		Remainder of				2013 and
Contractual obligations	Total	2009	2010	2011	2012	thereafter
Operating leases	$471,238	$110,884	$142,285	$144,694	$73,375	$-
Employment agreements	$358,880	$317,213	$41,667	$-	$-	$-
Notes payable and interest	$25,514,587	$2,704,149	$5,615,782	$17,029,526	$46,740	$118,390

Operating lease expense for the quarter ended March 31, 2009 and 2008 was $73,495 and $74,379, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of March 31, 2009, we had the following warrants and stock options outstanding:

● Placement Agent Warrants to purchase 275,803 shares of common stock at exercise prices ranging from $2.70 to $5.00

● Warrants to purchase 275,059 shares of common stock at an exercise price of $3.00

● Director stock options to purchase 75,000 shares at exercise price of $4.75 per share

● Other stock options totaling 345,000 shares at exercise prices ranging from $3.00 to $4.50 per share

In addition, as of March 31, 2009, our Series E Preferred Stock was convertible into 50.0 million shares of common stock and our Series E-1 Preferred Stock was convertible into 5.7 million shares of our common stock. None of these were included in the computation of diluted EPS because we had a net loss and all potential issuance of common stock would have been anti-dilutive.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management adopted this Statement on January 1, 2007 and the initial adoption SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  On October 29, 2008 the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management has adopted the provisions of FAS 157 as it relates to non-financial assets and liabilities. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for non-controlling interests in consolidated financial statements. A non-controlling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions. This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company adopted SFAS No. 160 on January 1, 2009.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date. The Company adopted SFAS No. 141R on January 1, 2009.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the outstanding options at March 31, 2009 was 1.9 years.

A summary of the status of stock options and related activity for the three months ended March 31, 2009 is presented below:

Options outstanding at December 31, 2008	420,000	$3.95
Granted	-
Exercised	-
Forfeited/expired	-
Options outstanding at March 31, 2009	420,000	$3.95

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Specialty Tires of America, Inc. and Race Tires America, Inc., a division of Specialty Tires of America, Inc. (RTA), brought a civil action against us and Hoosier Racing Tire Corporation (Hoosier) in the United States District Court for the Western District of Pennsylvania, in September 2007.  RTA has sought injunctive relief and damages for alleged violations of the Sherman Act, including alleged conspiracies between us and Hoosier to restrain trade in and monopolize race tire markets.  From RTA’s initial disclosures, it appears that they are claiming in excess of $91.2 million in monetary damages plus costs and attorneys fees.  We answered RTA’s complaint denying all claims, and are vigorously defending the allegations set forth in the complaint.    The discovery phase of the case concluded on January 30, 2009, and the Court is currently considering pending  motions for summary judgment.  In the event that the case is not disposed of on a motion for summary judgment, the Court will set a schedule for expert discovery.  As such, we cannot express with any certainty at this time an opinion as to the outcome of this matter.

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

In addition to the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, you should consider the following risk in connection with the Company’s recent announcement of its intent to go private:

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

ITEM 6.	EXHIBITS

The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Description
10.1	Amended and Restated Secured Promissory Note, dated March 31, 2009, in the principal amount of $2.0 million
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

WORLD RACING GROUP, INC. (Registrant)

Date: May 15, 2009	By:	/s/ Brian M. Carter
Brian M. Carter
Chief Executive Officer and Chief Financial Officer