Form 10-K/A
period 2008-12-31
WORLD RACING GROUP, INC.
filed 2009-06-17
CIK 793041

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Common Stock, $0.0001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of May 15, 2009:  [$565,638.63] (at a closing price of $0.03 per share).

As of May 15, 2009, 42,751,735 shares of the Company’s, $0.0001 par value common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009. The Registrant is filing this Amendment No. 1 to correct the signature page, which did not include the signature of the principal financial officer or the principal accounting officer and to update Item 15 Exhibits.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment No. 1 as Exhibits 31.1 and 32.1. Except for the amendments described above, we have not modified or updated disclosures presented in the original Form 10-K.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures.

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

4.1	Series D Convertible Preferred Stock Purchase Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the purchasers set forth therein. *

4.2	Form of Series D Warrant. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006).

4.3	Series B Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. *

4.4	Series C Convertible Preferred Exchange Agreement, dated as of May 16, 2006, by and among Dirt Motor Sports, Inc., a Delaware corporation, and the holders set forth therein. *

4.5	Series A Preferred Purchase Agreement, dated as of December 31, 2008, by and among the Company and the purchasers set forth therein. *

10.1
Employment Agreement, dated effective August 20, 2006, by and between DIRT Motor Sports, Inc. and Thomas Deery (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006).

10.2
Employment Agreement, dated effective February 20, 2006, by and between DIRT Motor Sports, Inc. and Benjamin Geisler (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2006).

10.3	Employment Agreement, dated effective February 1, 2005, by and between DIRT Motor Sports, Inc. and Brian Carter.*
10.4	Form of Senior Secured Promissory Demand Note (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2007).

10.5	Note Purchase Agreement, dated September 28, 2007, by and between the Company and the Lenders *
10.6
Form of Promissory Note, dated September 28, 2007, made by the Company payable to the Lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2007).

10.7	Security Agreement, dated September 28, 2007, by and among the Company, Carter & Miracle Concessions, LLC, and the Lenders *

10.8	Subsidiary Guaranty, dated September 28, 2007, by and among the Company, Boundless Racing, Inc., Carter & Miracle Concessions, LLC, Volusia Operations, LLC, and the Lenders *

10.9	Pennsylvania Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders. *
10.10	New York Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders.*

10.11	Florida Form of Mortgage and Security Agreement, dated September 28, 2007, by and among the Company and the Lenders.*

10.12	Form of Consent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2007).

10.13	The Boundless Motor Sports Racing, Inc. 2004 Long Term Incentive Plan, effective August 17, 2004, as amended.*

23.1	Consent of Independent Auditors (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian M. Carter *

32.1	Section 1350 Certification of Brian M. Carter *

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Racing Group, Inc.
(Registrant)

By: /s/	Brian M. Carter	Date: June 16, 2009
Brian M. Carter Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/	Brian M. Carter	Date: June 16, 2009
Brian M. Carter, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)

By: /s/	Brian M. Carter	Date: June 16, 2009
Brian M. Carter, Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/	Cary J. Agajanian	Date: June 16, 2009
Cary Agajanian, Director

By: /s/	Daniel W. Rumsey	Date: June 16, 2009
Daniel W. Rumsey, Director

By: /s/	Robert F. Hussey	Date: June 16, 2009
Robert F. Hussey, Director